Form 10-K405
period 1995-12-31
GULF EXPLORATION CONSULTANTS INC
filed 1996-05-15
CIK 824088

---------------------------------------------------------------


                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                      FORM 10-K

                [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1995

                                          OR

               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from         to

          Commission File Number 0-17246

                          GULF EXPLORATION CONSULTANTS, INC.
                (Exact name of registrant as specified in its charter)


                    Delaware                           76-0293525
          (State or other jurisdiction of         (I.R.S. Employer
          incorporation or organization)          Identification No.)


           10 Rockefeller Plaza, Suite 1012
           New York, New York                             10020
           (Address of principal executive office)      (Zip Code)

          Registrant's telephone number, including area code: (212) 247-2120

             Securities registered pursuant to Section 12(b) of the Act:
                                         NONE

             Securities registered pursuant to Section 12(g) of the Act:
                        COMMON STOCK, PAR VALUE $.01 PER SHARE



               Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          YES X     NO
             ---      ---

               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

          YES X    NO
             ---     ---

               The aggregate market value of the voting stock held by non-affiliates of the Registrant at as of February 29, 1996, cannot be determined since there is no established public trading market for the registrant's common stock.

               At April 15, 1996, there were 93,552,625 shares of Common Stock outstanding.

          ----------------------------------------------------------------

                                        PART I

          ITEM  1.  BUSINESS.

          GENERAL

               Gulf Exploration Consultants Inc. ("the Company") was incorporated under the laws of the State of Delaware on October 2, 1987. On September 15, 1988, the Company effected a roll-up transaction pursuant to which its wholly-owned subsidiaries Bengal Oil & Gas Corporation, a Colorado corporation, Gopher Exploration, Inc., a Texas corporation, GEC Texas, Inc. (formerly Gulf Exploration Consultants, Inc.), a Texas corporation, Dornoch Exploration, Inc., a Texas corporation and Vanderbilt Petroleum, Inc., a Delaware corporation, were rolled-up into the Company.

               In 1988 and 1989, the Company incurred losses in the amount of $4.3 million and $4.1 million, respectively. These substantial losses eroded the Company's capital base and made it more difficult to obtain additional capital through borrowing or equity offerings. In addition, the Company had already incurred a substantial amount of debt. In 1990, in order to repay such debt the Company was forced to dispose of certain of its major oil and gas interests.

               As of July 6, 1989, the National Association of Securities Dealers, Inc. ("NASD") delisted the Company's Common Stock from the NASDAQ Small-Cap Market because of the lack of active market makers registered to trade in the Company's securities.

               An additional barrier to the Company's ability to obtain sufficient financing to fund its operations was the presence of a class of Preferred Stock of the Company which had a liquidation preference over the Company's Common Stock. Management determined that it would not be able to successfully obtain capital through the issuance of equity securities until it redeemed all of the Preferred Stock. Thus, over the period from 1990 through 1994, the Company redeemed all of the outstanding Preferred Stock. The Preferred Stock redemption, however, resulted in the Company disposing of all of its remaining significant oil and gas assets. Subsequent to the redemption the Company did not have any active business or operations.

          EMERGING MONEY

               In December 1994, after engaging in negotiations with several other parties in an attempt to acquire a viable business opportunity for the Company, the Company issued 37,942,269 shares of its Common Stock in connection with the acquisition of a 100% interest in Emerging Money plc, a Republic of Ireland corporation ("Emerging Money"), from Minmet plc, a Republic of Ireland corporation ("Minmet"). Efforts were made to raise capital for developmental purposes and to have the Company's shares of Common Stock included for trading on the NASDAQ Small-Cap Market; however, the Company was not able to raise sufficient capital for such purposes. As a result of the Company's inability to raise sufficient capital, Minmet continued to fund Emerging Money's operations.

               Minmet formed Emerging Money in June 1994 to hold investments in companies which provide electronically distributed market information on the world's emerging capital markets. In December 1994, Minmet contributed its interest in Emerging Money to the Company in exchange for 37,942,269 shares of the Company's Common Stock. Emerging Money's principal operating subsidiary was Russiamoney Limited ("Russiamoney"), of which it held a 50% interest with the Investment & Analytical Centre of Moscow (the "IAC") owning the remaining 50% interest. The IAC is a Moscow based economic consultancy. In November 1995, the IAC terminated the arrangement as to Russiamoney because of non-payment by Emerging Money.

               Emerging Money has formed India Money Limited and South Africa Money Limited as subsidiaries; however, neither is actively engaged in business.

               Russiamoney is an information services company specializing in background analysis of financial, political and economic events in Russia's developing capital markets. Russiamoney obtains information from the IAC, which it translates, formats, edits and data processes. The processed information is then provided to Bloomberg Financial Markets system for world-wide transmission to the financial community.

               In January and February 1995, Emerging Money hired two executives to oversee and develop Emerging Money's US sales and marketing presence and to develop new products. Despite the retention of such persons, Emerging Money incurred substantial losses.

               The Company believes that the development of Emerging Money was curtailed for three reasons. First, Emerging Money was unable to meet its capital raising plan. It planned to raise $500,000 by January 1995, but was only able to raise $200,000 by March 1995. Second, sales of the existing Russiamoney services failed to grow at a significant level. Third, the retention of personnel placed further strains on Emerging Money's cash resources.

               By September 1995, year to date losses had reached more than $600,000 and Minmet, which had already provided Emerging Money with more than $350,000 in funding, was unable to continue providing financial support.

          MICRON TRANSACTION

               As a result of the inability of Minmet to continue funding Emerging Money and in order to discharge the loan notes of $100,000 each from Dennis Mensch ("Mensch") and DRM&S, Inc., now known as Osprey Investments Inc. ("DRM&S"), and to settle the loans advanced by Minmet to Emerging Money and the Company, the Board of Directors of the Company authorized, subject to stockholder approval, the transactions contemplated on behalf of the Company under (i) the Subscription Agreement and Option, dated December 7, 1995 (the "Micron Subscription"), among the Company, Minmet, Micron Ltd., a Republic of Ireland corporation ("Micron") and Emerging Money and (ii) the Letter Agreement, dated December 22, 1995 (the "Letter Agreement"), among the Company, Minmet, DRM&S and Mensch. (The transactions contemplated on behalf of the Company under the Micron Subscription and the Letter Agreement are collectively referred to herein as the "Micron Transaction").

               The Micron Subscription relates to the acquisition by Micron of 3,954,545 newly issued shares of the common stock of Emerging Money. The acquisition would result in Micron owning 72.5% of the then outstanding shares of Emerging Money and the Company's ownership interest in Emerging Money would be reduced to 27.5% of Emerging Money shares then to be outstanding. In consideration for such Emerging Money shares, Micron has paid Emerging Money
          39,546 Irish Pounds (US$ 63,293 equivalent as of December 31,
          1995) and has paid on behalf of Emerging Money approximately US$ 80,000 which enabled Emerging Money to discharge certain agreed creditors. In addition, pending the closing, Micron is to pay or advance additional funds to creditors of Emerging Money to pay off certain liabilities and Micron shall have the right to control the management and finances of Emerging Money on a daily basis and to request Emerging Money to provide to Micron exclusive editing and administration services upon a fee basis. Furthermore, pursuant to the Micron Subscription, Micron controls marketing for Emerging Money's services and collects and is entitled to use in its sole discretion all revenues obtained from new subscribers. Revenues obtained from Russiamoney subscribers as of November 30, 1995 have been used by Emerging Money for working capital purposes. Micron has also been given the right to use all names, trademarks and copyrights used in connection with the business of Emerging Money or its subsidiaries on an exclusive basis. As of the entry into the Micron Subscription, neither the Company nor Emerging Money had sufficient capital to maintain the continuing operations of Emerging Money. In December 1995, Micron made a separate arrangement with the IAC as to the former operations of Russiamoney. Prior to the Micron Subscription, Micron had no relationship with the Company or Minmet.

          CORPORATE RESTRUCTURING

               In March 1995, DRM&S and Mensch each invested $100,000 in the Company as part of a proposed "bridge" financing by the Company and were issued Promissory Notes (the "Notes"), payable on June 30, 1995 together with interest at the rate of 9% per annum. The bridge financing was never completed and a proposed private equity placement was never commenced by the Company.

               Upon the closing of the Micron Subscription, (i) each of DRM&S and Mensch will exchange its Notes for Common Stock of the Company amounting to 23.27%of the Common Stock then to be outstanding, (ii) the Company will transfer its 27.5% interest in Emerging Money to Minmet in exchange for shares of the Company's Common Stock presently owned by Minmet which would reduce Minmet's holding of the Company's Common Stock from 56.37% to 15.86% of the shares then to be outstanding (subject to adjustment if the valuation of the Emerging Money shares would exceed the valuation of the Common Stock to be exchanged) and the forgiveness of certain amounts due from the Company, (iii) the existing public stockholders of the Company will own the balance of the outstanding shares of Common Stock (or 37.6%) and (iv) the Company would have no further interest in Emerging Money nor any obligation for any liabilities of Emerging Money.

               Until the Micron Transaction is consummated DRM&S and Mensch will remain creditors of the Company under the Notes and Minmet will remain the majority stockholder of the Company. If the Micron Transaction is not consummated, Minmet will reimburse DRM&S and Mensch for all payments made by each of them pursuant to the Letter Agreement.

               After the Micron Transaction, the Company will have no business activity; however its management will seek business opportunities for the Company. The intention is to identify and enter into an arrangement for a business which would present growth prospects to stockholders. The arrangement would be subject to approval by stockholders. Management plans to review possible acquisition prospects, but will not enter into any binding arrangement prior to the closing of the Micron Transaction. The Micron Subscription contains a non-competition covenant which restricts the Company from competing directly or indirectly in any business activities of the type carried on by Emerging Money and any of its subsidiaries at the closing of the Micron Transaction for a period of two years following such closing. Management has no plans to seek a business opportunity in the field of dissemination of financial information on emerging markets.

               The Company plans to call a special meeting of stockholders in the near future for consideration of the Micron Transaction, the proposed corporate restructuring and such other matters as set forth in the notice of the meeting.

          ITEM  2.  PROPERTIES

               The Company having ceased to operate its oil and gas business had no continuing interest in any properties at December 31, 1995. The Company operates from leased premises in New York, New York, with some administrative functions carried on from an office in Dublin, Ireland. These premises are held on a week to week rent-free basis arrangement with the lessors. The lessor in New York is George Rieger, an officer and director of the Company, and the lessor in Dublin is Minmet.

          ITEM  3.  LEGAL PROCEEDINGS

               The Company is not a party, and property of the Company is not subject, to a material legal proceeding.

          ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               There were no matters submitted to a vote of security holders of the Company in the fourth quarter of 1995.

                                       PART II

          ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

               The common stock, $.01 par value (the "Common Stock"), of the Company is traded in the over-the-counter market and the trading is inactive. Currently, there is no established public trading market for the Company's Common Stock. The Common Stock was deleted from the automated quotation system NASD on July 6, 1989 because there were no longer any active market makers registered to trade the securities.

               As of December 31, 1995, there were approximately 1,424 stockholders of record of the Company's Common Stock.

               The Company paid no dividends on the Common Stock in the fiscal years ended December 31, 1995, 1994 and 1993 and future dividend payments are dependent upon management's ability to acquire a profitable business into the Company. No dividend payments are expected in 1996.

          ITEM  6.  SELECTED FINANCIAL DATA

               The selected financial information set forth below has been taken from the consolidated financial statements of the Company included herein and from previously published consolidated financial statements of the Company not appearing herein. Such selected financial information should be read in conjunction with the consolidated financial statements of the Company.



          For the year ended
          December 31                    1995           1994         1993
          -------------------            ----           ----         ----

          INCOME STATEMENT DATA:

          Revenues                     $  64,034     $   8,045    $ 224,285

          Net income (loss)            ($712,694)    $(106,562)   $ 121,294

          Net income (loss) per
          common share                    ($0.01)        $0.00        $0.00

          BALANCE SHEET DATA:

          Total assets                $   85,938     $ 251,497    $ 111,491

          Long-term obligations               $0     $   5,035           $0

          Number of shares            99,999,000    63,638,658   62,056,731




                                            1992       1991
                                            ----       ----
          INCOME STATEMENT DATA:

          Revenues                    $    11,859       $   26,294

          Net income (loss)           ($   15,442)      $1,211,022

          Net income (loss) per
          common share                      $0.00            $0.00

          BALANCE SHEET DATA:

          Total assets                $   369,446       $1,344,022

          Long-term obligations                $0               $0

          Number of shares             62,056,731       43,156,731


          ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

          YEARS ENDED DECEMBER 31, 1995 AND 1994

               The Company had a net loss in 1995 of $712,694 compared to net loss in 1994 of $106,562. Of the loss of $712,694, $128,957 was incurred by the Company and $583,737 was incurred by Emerging Money. The Company incurred the loss due to professional fees that were incurred in maintaining the Company and the cost of a full-time executive in the United States during the six-month period to June 30, 1995. Emerging Money's losses were incurred in developing its financial information on-line business.

               Technical, general and administrative costs increased from $110,588 in 1994 to $700,672 in 1995 with the inclusion of the development stage costs of Emerging Money.

               Interest income amounted to $322 in 1995 compared to $948 in 1994 as the cash balances of the Company were reduced.

          YEARS ENDED DECEMBER 31, 1994 AND 1993

               The Company had a net loss in 1994 of $106,562 compared to net income in 1993 of $121,294. The Company incurred the loss due to the high cost of professional fees that were necessarily incurred in maintaining the Company and preparing it for the acquisition of Emerging Money. The professional fees were incurred at a time when the level of activity in the Company was functioning at a low level.

               Technical, general and administrative costs increased from $78,553 in 1993 to $110,588 as a result of the high level of professional fees.

               Interest income amounted to $948 in 1994 compared to $2,374 in 1993 as the cash balances of the Company were reduced.

          LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN ASSUMPTIONS

               Based on the financial position of the Company at December 31, 1995 significant doubt exists about the Company's ability to continue as a going concern as the Company has, exclusive of extraordinary items, suffered recurring losses over the past years and has sold all of its oil and gas revenue producing assets in order to retire certain debt on which it had defaulted. The Company was successful in eliminating all of its debt, at a substantial discount, in 1991, 1992 and 1993. The Company has also been successful in eliminating all of the liquidation preference associated with its preferred stock by repurchasing such stock. The elimination of this liquidation preference has allowed management the opportunity to seek out new business opportunities which culminated in 1994 with the acquisition of Emerging Money. Following the acquisition of Emerging Money the management team had been seeking to raise monies through debt or equity placements to fund the Company's present operations and future expansion.

               However the planned fund raising raised $200,000, $300,000 less than the targeted figure of $500,000. Emerging Money incurred significant losses in 1995 which forced management to seek outside funding to rescue Emerging Money. Negotiations to that end have been concluded and management have described above the arrangements being proposed to refinance Emerging Money and to reorganize the Company. See Item 1 of this Report.

               Due to the limited capital resources, management of the Company has been forced to liquidate certain subsidiaries of the Company. Management believes that the liquidation of these subsidiaries will not have an effect on its parent or affiliate companies. However, no assurance can be given that the parent or affiliate companies will not assume a contingent liability for the amount of subsidiary debt not fully extinguished in liquidation.

               No assurance can be given that following the approval of the Micron Transaction and any reorganization that a new acquisition will be quickly effected, or, if effected, that the terms will be favorable or substantially non-dilutive to the stockholders of the Company, or that an active trading market would be created for the Common Stock.

          ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               Financial statements, financial statement schedules and supplementary data, listed under Item 14, are presented in a separate section of this Report beginning on Page F-1.

          ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


               The Company changed independent accountants from Arthur Andersen LLP to Berry Dunn McNeil and Parker in March 1995. Arthur Andersen had represented the Company through its Houston, Texas office to service more efficiently the Company's previous oil and gas business and continued as accountant after such business activities were terminated and the Company was inactive and had relocated its administrative base to New York. There were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.


                                       PART III


          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


               The following table lists the names, ages, positions, and periods of service with the Company of its directors and executive officers.


                                        Served as
                                        Director
          Name                 Age       Since          Position
          ----                 ---     -----------      --------

          L. George Rieger      56        1988         Chairman of the
                                                       Board and President

          Michael H. Nolan      34        1995         Chief Financial
                                                       Officer, Secretary
                                                       and Director

          Jeremy Metcalfe       56        1995         Director


               L. George Rieger has served as a director of the Company since June 1988 having been the sole director between May 15, 1993 and December 16, 1994, has been Chairman of the Board and the President of the Company since May 1993 and January 1993, respectively. In 1984, Mr. Rieger founded Rieger Robinson & Harrington, a private client investment business and has served as its Chairman of the Board since 1984. From 1979 to 1984, Mr. Rieger was employed by Morgan Stanley in the asset management division in New York.

               Michael H. Nolan, a chartered accountant in Ireland, has been the Chief Financial Officer of the Company since May 1994, Secretary and a director since December 1995. Since April 1994, he has also served as Finance Director of Minmet, which is engaged in mining. From 1989 through 1994, Mr. Nolan was an associate director of Equity and Corporate Finance plc, a London based investment company.

               Jeremy Metcalfe has been a director of the Company since December 1995. He has served as the Chairman of the Board of Directors of Minmet since September 1995 and is also on the Board of Directors of several Minmet subsidiaries. Mr. Metcalfe has also served as a director of City Venture Properties Limited, a real estate brokerage firm since 1989 and has been senior partner in JP Metcalfe Associates, a corporate finance firm in Kent, England specializing in the venture capital industry since 1980.

               The term of office of the directors is until the next annual meeting of stockholders or until his earlier resignation or his successor is duly elected and qualified.

               The Board of Directors held three meetings during the 1995 fiscal year.

               The Company does not have any standing audit, nominating or compensation committee of the Board of Directors or committees performing similar functions.

               No director receives any compensation from the Company for serving in such position.

          ITEM 11.  EXECUTIVE COMPENSATION

          CASH COMPENSATION

               No executive officer of the Company received any compensation from the Company or any of its subsidiaries during 1995.

          STOCK OPTION PLAN

               The 1988 Stock Option Plan was terminated by the Board of Directors in January 1993. No options are outstanding under this Plan.

          ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

               The following table sets forth as of April 15, 1996 the beneficial ownership of each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) who is known by the Company to be the beneficial owner of more than 5% of any class of voting securities of the Company:

                                                   AMOUNT AND
                                                   NATURE OF        PERCENT
                                TITLE OF           BENEFICIAL       OF
          NAME                  CLASS              OWNERSHIP        CLASS
          ----                  ------------       ----------       ------
          Minmet plc            Common Stock       52,735,246       56.4%
          51/52 Fitzwilliam Square
          Dublin 2, Ireland


          Security Ownership of Management

              The following table sets forth as of March 31, 1996 the beneficial ownership of each class of equity securities of the Company of (I) each current director of the Company and
          (ii) all executive officers and directors of the Company as a group. Such information is based solely upon information provided by such persons to the Company.

                                                   AMOUNT AND
                                                   NATURE OF        PERCENT
                                TITLE OF           BENEFICIAL       OF
          NAME                  CLASS              OWNERSHIP        CLASS
          ----                  ---------          ----------       -------

          L. George Rieger      Common Stock                0         0

          Jeremy P. Metcalfe    Common Stock       52,735,246 (1)   56.4%

          Michael H. Nolan      Common Stock       52,735,246 (1)   56.4

          All directors and     Common Stock       52,735,246 (1)   56.4
          executive
          officers as a
          group (3 persons)


             (1) Mr. Metcalfe and Mr Nolan represent Minmet on the Board of the Company. Mr. Metcalfe is Executive Chairman of Minmet and Mr. Nolan is Finance Director of Minmet.

          ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

             Michael H. Nolan, Chief Financial Officer, Secretary and a director of the Company, is the Finance Director of Minmet, and Jeremy Metcalfe, a Director of the Company, is the Chairman of the Board of Directors of Minmet. Minmet owns a majority of the outstanding shares of the Company's Common Stock. Pursuant to the Letter Agreement, Minmet will assume certain liabilities of the Company and exchange shares of the Company's Stock held by it for the Company's interest in Emerging Money as part of the Micron Transaction. Messrs. Nolan and Metcalfe have an indirect interest in the Micron Transaction and the exchange of the Emerging Money Shares by reason of their executive positions in Minmet. See Item 1 of this Report.

             The Company uses offices premises rent-free in New York and in Dublin leased from George Rieger, Chairman of the Board and President of the Company, and Minmet, respectively. See Item 2 of this Report.

             As at December 31, 1995, Minmet had advanced $31,192 and $361,930 to the Company and Emerging Money, respectively, and the Company had advanced $137,303 to Emerging Money. All these advances are unsecured and due on demand.


                                       PART IV

          ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                   FORM 8-K


          EXHIBIT
          NUMBER                                                      PAGE
          ----------------------------------------------------------------
          (a)(1) Index to Financial Information:

                 Report of Independent Public Accountants
                 for 1995 and 1994                                      F-1

                 Consolidated Balance Sheets as of
                 December 31, 1995 and 1994                             F-2

                 Consolidated Statements of Operations
                 for the years ended December 31, 1995
                 and 1994                                               F-4

                 Consolidated Statements of Changes in
                 Stockholder's Equity for the years ended
                 December 31, 1995 and 1994                             F-5

                 Consolidated Statements of Cash Flows
                 for the years ended December 31, 1995
                 and 1994                                               F-6

                 Notes to Consolidated Financial Statements             F-7

            All other supplemental schedules are omitted because they are not required.


          (a)(3) The following exhibits are filed herewith or incorporated by reference:


          3.1 Certificate of Incorporation of the Company. (Reference is made to Exhibit 3.1 to the Company's Registration Statement on Form S-1, Registration No. 33-20866).

          3.2 Bylaws of the Company. (Reference is made to Exhibit 3.2 to the Company's Registration Statement on Form S-1, Registration No. 33-20866).

          3.3 Certificate of Designations, Preferences and Rights of Serial Preferred Stock, $8.00 Cumulative Convertible Series A. (Reference is made to Exhibit 3.3 to the Company's Registration Statement on Form S-1, Registration No. 33-20866.)

          3.4 Certificate of Designations, Preferences and Rights of Serial Preferred Stock, $8.00 Cumulative Convertible Series B. (Reference is made to Exhibit 4.2 to Report on Form 8-K filed by the Company on January 11, 1989).

          3.5 Certificate of Designations, Preferences and Rights of Serial Preferred Stock, $4.00 Cumulative Convertible Series C. (Reference is made to Exhibit 4.1 to Report on Form 8-K filed by the Company on January 11, 1989).

          10.1 Agreement between the Company and Minmet plc relating to the purchase by the Company of Emerging Money plc dated December 16, 1994 (Reference is made to Exhibit 1 to Report on Form 8-K filed by the Company for an event of December 16, 1994.

          10.2 Agreement between the Company and Sampson Resources Company relating to the assignment of leases in Wyoming to Sampson.

          10.3 Agreement between the Company and Robert R. Hillery relating to the sale to Hillery of all the outstanding shares of Dornoch Inc. and GEC Texas Inc. in exchange for the cancellation of 6,446,375 shares of Common Stock held beneficially by Hillery in the Company.

          10.4 Subscription Agreement and Option, dated December 1995 among the Company, Minmet plc, Micron Ltd and Emerging Money Plc; (Reference is made to Exhibit 99.1 to Report on Form 8-K for an event of December 22, 1995).

          10.5 Letter Agreement dated December 22, 1995, among the Company, Minmet plc, DRM&S Inc. and Dennis Mensch (Reference is made to Exhibit 99.2 to Report on Form 8-K for an event of December 22, 1995).

          21 Subsidiaries (Reference is made to Exhibit 21 to Report on Form 10-K for fiscal year ended December 31, 1995).

          27     Financial Data Schedule.

          REPORTS ON FORM 8-K

               The Company filed a report on Form 8-K for an event of December 22, 1995, detailing the appointment of directors, and a proposed recapitalization of the Company.

                                      SIGNATURES


               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GULF EXPLORATION CONSULTANTS, INC.

                              /s/ L. George Rieger
                              ----------------------------------
                              By:  George Rieger,
                                   Chairman


          Date:  May 14, 1996


               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



                  Signature             Title                   Date

          /s/ L. George Rieger
          --------------------------    Director             May 14, 1996
             L. George Rieger


          /s/ Jeremy P. Metcalfe
          --------------------------    Director             May 14, 1996
             Jeremy P. Metcalfe


          /s/ Michael H. Nolan
          --------------------------    Director and         May 14, 1996
             Michael H. Nolan           Chief Financial
                                        Officer

                             INDEPENDENT AUDITORS' REPORT


          Gulf Exploration Consultants, Inc.

          We have audited the accompanying consolidated balance sheets of Gulf Exploration Consultants, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gulf Exploration Consultants, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

          The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and has sold substantially all of its revenue producing assets in the oil and gas industry and does not have an operating business. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

          /s/ Berry, Dunn, McNeil & Parker

          Manchester, New Hampshire
          May 7, 1996

                 GULF EXPLORATION CONSULTANTS, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS

                              DECEMBER 31, 1995 AND 1994

                                        ASSETS


                                                            1995      1994
                                                            ----      ----

          CURRENT ASSETS

             Cash and cash equivalents                   $10,425  $  26,586
             Accounts receivable, net of reserve of
             $-0- IN 1995 and $9,000 in 1994              27,111      9,211

             Prepaid expenses                             -          13,636
             Due from affiliate                           -           4,935
             Other                                        -             471
                                                         -------    -------

                TOTAL CURRENT ASSETS                      37,536     54,839
                                                         -------    -------

          EQUIPMENT, AT COST
           Equipment, including assets acquired under
             capital leases ($15,058 in 1995 and 1994)    80,242     70,818
           Less accumulated depreciation, including
             amortization applicable to assets acquired
             under capital leases ($6,791 IN 1995 and
             $839 in 1994)                                31,840      8,552
                                                         -------    -------

             NET EQUIPMENT                                48,402     62,266
                                                         -------    -------

          DEFERRED EXPENSES                               -         134,392
                                                         -------   --------


                                                         $85,938   $251,497
                                                         =======   ========

          -----------------------------------------------------------------
          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                      1995            1994
                                                      ----            ----
          CURRENT LIABILITIES

             Accounts payable                      $  114,304   $    85,715
             Accrued expenses                          34,655        57,570
             Deferred income                           36,347         8,192
             Current portion of capital
              lease obligations                         5,930         7,551
             Due to affiliate                         365,666        66,962
             Other                                    246,900         6,813
                                                   ----------    ----------
                Total current liabilities             803,802       232,803


             Capital lease obligations, excluding
              current portion                          -              5,035
                                                   ----------    ----------

                TOTAL LIABILITIES                     803,802       237,838
                                                   ----------    ----------


          COMMITMENTS AND CONTINGENCIES (Note 5)

          STOCKHOLDERS' EQUITY (DEFICIT)
             Common stock of $.01 par value;
               100,000,000 shares authorized,
               99,999,000 shares issued and
               outstanding                            999,990       999,990
             Additional paid-in capital             6,449,789     6,449,789
             Accumulated deficit                  (8,148,814)   (7,436,120)
             Accumulated translation loss            (18,829)         -
                                                  -----------   -----------

                TOTAL STOCKHOLDERS' EQUITY
                (DEFICIT)                           (717,864)        13,659
                                                  -----------   -----------

                                                $      85,938  $    251,497
                                                 ============   ===========

          ------------------------------------------------------------------

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                        YEARS ENDED DECEMBER 31, 1995 AND 1994


                                                    1995          1994
                                                    ----          ----

          REVENUES
             Subscription income                 $   60,504  $     -
             Other income                             3,530      8,045
                                                  ---------  ---------
                                                     64,034      8,045
                                                  ---------  ---------
          OPERATING EXPENSES
             Oil and gas production costs            -           4,967
             Technical, general and administrative  700,672    110,588
             Depreciation and amortization           76,378        -
                                                  ---------  ---------
                                                    777,050    115,555
                                                  ---------  ---------
             LOSS FROM OPERATIONS                 (713,016)  (107,510)

          Interest income                               322        948
                                                  ---------  ---------

             LOSS BEFORE INCOME TAX PROVISION     (712,694)  (106,562)

          Income tax provision                       -           -
                                                 ----------  ---------

          NET LOSS                               $(712,694) $(106,562)
                                                 ========== ==========

          NET LOSS PER COMMON SHARE
             Net loss
                                                    $(0.01)    $(0.00)
                                                  =========   ========

          ----------------------------------------------------------------
          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                  GULF EXPLORATION CONSULTANTS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                      (DEFICIT)

                       YEARS ENDED DECEMBER 31, 1995 AND 1994




                           Common Stock             Additional
                         -----------------            Paid-In      Accumulated
                          Shares      Amount          Capital        Deficit
                         --------  ----------       ----------     -----------

  BALANCE,
   DECEMBER 31, 1993    62,056,731   $620,567       $6,783,482     $(7,329,558)

    Stock issuance
      for acquisition   37,942,269    379,423         (333,693)           -

    Net loss                 -          -                -           (106,562)
                        -----------   ---------     ------------     ----------

  BALANCE,
    DECEMBER 31, 1994   99,999,000    999,990        6,449,789      (7,436,120)

  Accumulated
   translation loss              -           -               -             -

  Net loss                       -           -               -        (712,694)
                        -----------   ---------     ------------     ----------
  BALANCE,
    DECEMBRER 31, 1995  99,999,000    999,990        6,449,789      (8,148,814)
                       ===========   =========     ============     ==========


                            Accumulated
                            Translation           Total Stockholders'
                               Loss                Equity (Deficit)
                            ------------           ---------------

  BALANCE,
   DECEMBER 31, 1993        $   -                      $  74,491

    Stock issuance
      for acquisition           -                         45,730

    Net loss                    -                       (106,562)
                        -----------                     ---------

  BALANCE,
    DECEMBER 31, 1994            -                        13,659

  Accumulated
   translation loss        (18,829)                      (18,829)

  Net loss                       -                      (712,694)
                        -----------                     ---------
  BALANCE,
    DECEMBER 31, 1995   $ (18,829)                     $(717,864)
                        ===========                    =========

  ------------------------------------------------------------------------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                 GULF EXPLORATION CONSULTANTS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                       YEARS ENDED DECEMBER 31, 1995 AND 1994

                                                     1995       1994
                                                     ----       ----
  CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                    $(712,694)  $(106,562)
     Adjustments to reconcile net loss to
       net cash provided (used) by
       operating activities
     Depreciation and amortization                  76,378       -
     Decrease in deferred expenses                  72,961       -
     Accumulated translation loss                  (18,829)      -
     (Increase) decrease in
       Accounts receivable and other                (8,429)      -
       Receivables from related parties              4,935       -
       Prepaid expenses                             13,636       -
     Increase (decrease) in
       Accounts payable                             28,589    (1,085)
       Accrued expenses                            (22,915)   27,570
       Payables to related parties                 298,704   (10,000)
       Deferred income                              28,155      -
       Other                                       240,087      -
                                                  --------  ---------
          NET CASH PROVIDED (USED) BY OPERATING
            ACTIVITIES                                 578   (90,077)
                                                   --------  ---------

  CASH FLOWS FROM INVESTING ACTIVITIES
     Cash from purchased subsidiary                  -         5,172
     Purchase of equipment                          (9,424)      -
     Proceeds from sale of property,
       plant and equipment                           -        12,000
                                                   --------  -------
          NET CASH PROVIDED (USED) BY INVESTING
            ACTIVITIES                              (9,424)   17,172
                                                   --------   --------

  CASH FLOWS FROM FINANCING ACTIVITIES
     Payments on capital lease obligations          (7,315)      -
                                                   --------   --------

          NET DECREASE IN CASH AND CASH
             EQUIVALENTS                           (16,161)   (72,905)

  CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR       26,586     99,491
                                                   --------   --------

  CASH AND CASH EQUIVALENTS, END OF YEAR         $   10,425 $   26,586
                                                  =========  =========


  --------------------------------------------------------------------------
  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

            GULF EXPLORATION CONSULTANTS, INC. AND SUBSIDIARIED

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         DECEMBER 31, 1995 AND 1994

  NATURE OF BUSINESS
  ------------------

  Gulf Exploration Consultants, Inc., a Delaware corporation (Gulf), was formed on October 2, 1987. Gulf completed a series of transactions on September 15, 1988, whereby it acquired all of the outstanding stock of Bengal Oil and Gas Corporation, a Colorado corporation (Bengal), Dornoch Exploration, Inc., a Texas corporation (Dornoch), GEC-Texas, Inc. (formerly Gulf Exploration Consultants, Inc.), a Texas corporation (GEC), Gopher Exploration, Inc., a Texas corporation (Gopher) and Vanderbilt Petroleum, Inc., a Delaware corporation (Vanderbilt). As a result of these transactions, Gulf and its consolidated subsidiaries (collectively referred to as the Company) became a publicly owned company engaged primarily in the businesses of oil and gas exploration, development and production.

  On December 16, 1994, the Company acquired all the outstanding stock of Emerging Money, PLC (Emerging Money), an Irish corporation which was a development stage enterprise. With this acquisition, the Company ceased its involvement in the oil and gas business and was involved in the provision of a subscription-based English language information service specializing in providing background analysis of the world's emerging capital market. In 1994, Emerging Money's activities were focused on the Russian market and conducted its activities through a joint venture (Russiamoney Limited), 50% owned, and whose financial activities are consolidated with Emerging Money. This acquisition is accounted for under the purchase method of accounting. Due to the immateriality of the activity between December 16, 1994 and December 31, 1994, Emerging Money's operations for this period are not reflected in the consolidated financial statements, however, the acquisition has been reflected as of December 31, 1994 (see Note 7). Proforma disclosures are not deemed necessary due to the subsidiary being a development stage enterprise.

  On November 30, 1995, due to continuing losses in Emerging Money, the directors of the Company negotiated an agreement to dispose of its interest in the subscription-based English language information business. Consequently, the Company has no operating business subsequent to November 30, 1995. Note 2 summarizes the terms and conditions of the Company's disposition of its subscription-based English language information business.

  1.      GOING CONCERN ASSUMPTION
          ------------------------

          The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, substantial doubt exists about its ability to continue as a going concern as the Company has suffered recurring losses, has sold substantially all of its revenue producing assets in the oil and gas industry in order to retire certain debt on which it had defaulted and has disposed of its only operating business, as discussed above. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's current plans are to secure shareholder agreement for the disposal of Emerging Money (see Note 2) and thereafter acquire an operating corporate entity. However, no assurance can be given that these strategies will be effected, or, if effected, that the terms will be favorable or non-dilutive to the stockholders of the Company.

          Management of the Company is also liquidating certain other wholly-owned subsidiaries of Gulf. Management of the Company believes that the liquidation of the subsidiaries will not have an effect on Gulf or the affiliate companies. However, no assurance can be given that Gulf or the affiliate companies will not assume a contingent liability for the amount of the subsidiary debt not fully extinguished in liquidation.

  2.      AGREEMENTS TO DISPOSE OF EMERGING MONEY
          ---------------------------------------

          The Company has entered into agreements which, if approved by the Company's stockholders, will transfer 100% of the Company's interest in Emerging Money to creditors of the Company, effective December 1, 1995. In exchange for the transfer, the Company's creditors have agreed to discharge their debt. If stockholder approval is not accomplished, 100% of the Company's interest in Emerging Money will be transferred, effective December 1, 1995, in partial settlement of debt and the remaining debt would still be payable.

  3.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          ------------------------------------------

          CONSOLIDATION
          -------------

          All subsidiaries of Gulf are 100% owned and accordingly are consolidated with Gulf and all intercompany activity has been eliminated. The result of Emerging Money's joint venture investment is consolidated with Emerging Money's activity due to the control it exercises over the joint venture. Since the joint venture had a loss and negative net worth as of December 31, 1995, no value is attributed to the minority interest.

          USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS
          -----------------------------------------------------------

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          EQUIPMENT
          ---------

          Equipment purchased is depreciated by the straight-line method over the estimated useful lives of the respective assets. Equipment acquired under capital leases is amortized by the straight-line method over the estimated useful lives of the respective assets.

          INCOME TAXES
          ------------

          Deferred income taxes are recognized for income and expense items that are reported for financial statement purposes in different years than for income tax purposes.

          CASH AND CASH EQUIVALENTS
          -------------------------

          For purposes of reporting the statements of cash flows, the Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid investments with a maturity of three months or less to be cash equivalents.

          INCOME RECOGNITION
          ------------------

          Income is recognized when earned. Prepaid subscription fees are included in liabilities as deferred income.

          Credit is extended at regular terms without collateral after the Company performs appropriate credit investigations.

          TRANSLATION OF FOREIGN CURRENCIES
          ---------------------------------

          Assets and liabilities recorded in functional currencies other than U.S. dollars are translated into U.S. dollars at the year-end rate of exchange. Revenue and expenses are translated at the weighted-average exchange rates for the year. The resulting translation adjustments are charged or credited directly to a separate component of stockholders' equity. Gains or losses from foreign currency transactions, such as those resulting from the settlement of receivables or payables denominated in foreign currency, are included in the earnings of the current period.

          NET LOSS PER COMMON SHARE
          -------------------------

          Net loss per common share is based on the weighted average number of common shares outstanding during each year. The weighted average number of common shares outstanding for 1995 and 1994 was 99,999,000 and 63,638,658, respectively.

  4.      INCOME TAXES
          ------------

          Gulf, Bengal, Dornoch, GEC, Gopher and Vanderbilt each filed separate federal tax returns through December 31, 1989. A consolidated U.S. federal income tax return was filed by the Company for 1990 using a December 31 fiscal year end. Consolidated income tax returns will be filed for years subsequent to 1990. See Note 5 for status of returns filed.

          Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes, which requires deferred income taxes to be provided for the expected tax effects of differences between the financial statement and tax bases of assets and liabilities. As a result of adopting the cumulative effect of the change in accounting principle, the Company has a deferred tax asset which is attributable primarily to net operating loss carryforwards. Since, at this time, it is more probable than not that the deferred tax asset will not be realized, a valuation allowance for the entire amount has been recorded.

          As of December 31, 1995, the Company had net operating loss carryforwards of approximately $5 million. The benefits of the carryforward will begin to expire in 2003. These carryforwards exclude net operating loss carryforwards of merged companies as of September 15, 1988 because the availability of such carryforwards to benefit future operations is limited.

  5.      COMMITMENTS AND CONTINGENCIES
          -----------------------------

          As of May 7, 1996, the Company has not filed certain federal and state income tax returns for the years ended 1991, 1992, 1993, 1994 and 1995. It is management's intent to file the required tax returns in 1996. Management believes penalties for late filing will not be material to the financial statements.

  6.      CAPITAL LEASES
          --------------

          The following is a schedule of the future minimum lease payments under the capital leases together with the present value of the net minimum lease payments as of December 31, 1995:

             Year ending December 31:
             1996                                               $6,207
                                                                ------
             Minimum lease payments                              6,207
             Less amount representing
              interest (6.10%)                                     277
                                                                ------

             Present value of net minimum lease payments
             (of which $5,930 is included in current
             liabilities)                                       $5,930
                                                                ======

  7.      BUSINESS COMBINATION
          --------------------

          On December 16, 1994, Gulf Exploration Consultants, Inc. issued 37,942,269 shares of $.01 par value common stock for 100% of the outstanding stock of Emerging Money, PLC, an Irish corporation. Gulf acquired Emerging Money from MINMET, PLC, an Irish corporation, which, after its sale of Emerging Money, owns 52.7% of Gulf's common stock. Consequently, this business combination is being accounted for under the purchase method of accounting. Emerging Money's activity between December 16, 1994 and December 31, 1994 is not material to the financial statements and is not shown in the statements of operations or cash flows.

          Emerging Money, through its 50% ownership investment in Russiamoney Limited, is a development stage enterprise which was incorporated on February 24, 1994. For financial statement reporting purposes, Russiamoney Limited is consolidated with Emerging Money. No value has been attributed to the minority interest due to the venture's negative net worth as of December 31, 1994.

          The results of operations for Emerging Money for 1994 are as follows:

                    Subscription income                $6,183
                    Net loss                         $183,470
                    Net loss per share                  $0.00

  8.     DEFERRED EXPENSES
         -----------------

         The deferred expenses as of December 31, 1994 consist of expenses associated with the creation of Emerging Money's proprietary database and software, which it developed in 1994. The database and software developed is an integral part of the subscription revenue to be generated in the future. Accordingly, the costs have been capitalized and amortized over 60 months, beginning January 1, 1995. The amounts were written off as of December 31, 1995 because Emerging Money is no longer entitled to the revenue stream generated by the assets (see
         Note 2).

  9.     CASH FLOW INFORMATION

         Noncash investing activities consisted of the following as of December 31, 1994:

          Purchase of subsidiary
              Fair market value of assets acquired
               Cash and cash equivalents                 $   5,172
               Accounts receivable                           9,211
               Prepaid expenses                             13,636
               Due from affiliate                            4,935
               Other assets                                    471
               Equipment, net                               62,266
               Deferred expenses                           134,392
                                                           -------
                   Value of assets acquired                230,083
                                                           -------
            Liabilities assumed
              Accounts payable and accrued expenses         79,800
              Deferred income                                8,192
              Capital lease obligations, current             7,551
              Due to affiliate                              76,962
              Other                                          6,813
              Capital lease obligations, long-term           5,035
                                                           -------
                                                           184,353
                                                           -------

            Investment in subsidiary                      $ 45,730
                                                           =======

            Noncash financing activities consisted of the following as of December 31, 1994:

              37,942,269 shares of common stock were issued in connection with the acquisition of the subsidiary.

  10.     DUE TO AFFILIATE
          ----------------

          The amounts due to affiliate is due MINMET, PLC which owns 52.7% of the Company. No interest is due on these amounts.

  11.     OTHER LIABILITIES
          -----------------

          Included in other liabilities is $200,000 advanced by two entities who are parties to the agreement discussed in Note 2. The interest amount is not being sought nor accrued, pending stockholder approval of these agreements.

          Another $46,900 has been advanced by a party to those agreements to allow the Company to pay some of its liabilities.

  12.     DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
          ----------------------------------------------------

          The Company's financial instruments consist of cash, short-term trade receivables and payables, and long-term debt. The carrying value of all instruments approximate their fair value.

                               EXHIBIT INDEX

   Exhibit                     Description
   -------                     -----------

    27                         Financial Data Schedule