Form 10-Q
period 1996-03-31
GULF EXPLORATION CONSULTANTS INC
filed 1996-05-15
CIK 824088

SECURITIES AND EXCHANGE
                               -----------------------

                                      COMMISSION
                                      ----------

                                WASHINGTON, D.C. 20549
                                ----------------------


                                      FORM 10-Q
                                      ---------

               [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31,1996.

                - Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to__________


               Commission File No. 0-17246

                          GULF EXPLORATION CONSULTANTS, INC.
                (Exact name of registrant as specified in its charter)

                    DELAWARE                              76-0293525
                    --------                              ----------

         (State or other jurisdiction of               (IRS Employer
         incorporation or organization)             identification No.)

              10 Rockefeller Plaza, Suite 1012, New York, New York 10020

         Registrant's telephone number including area code:  (212) 247-2120

               Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


               YES    X      NO
                    -----       -----

          The number of shares of common stock outstanding as of March 31, 1996 was 93,552,625.

                  GULF EXPLORATION CONSULTANTS INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS


                                                  March 31     December 31
                                                    1996           1995
                                                 ---------     -----------
                                                (unaudited)     (audited)

                     ASSETS
                     ------

          CURRENT ASSETS:
               Cash and cash equivalents          $ 6,110        $10,425
               Accounts receivable                 26,687         27,111
                                                  -------        -------
                    Total Current Assets           32,797         37,536
                                                  -------        -------


          PROPERTY, PLANT AND EQUIPMENT, at cost
               Equipment,                          80,242         80,242

               Less - Accumulated depreciation,    32,596         31,840
                                                   ------         ------
                                                   47,646         48,402
                                                   ------         ------


                                                  $80,443        $85,938
                                                  =======        =======


                     The accompanying notes are an integral part
                            of these financial statements

                  GULF EXPLORATION CONSULTANTS INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS


                                                  March 31     December 31
                                                    1996           1995
                                                 ---------     -----------
                                                (unaudited)     (audited)

                LIABILITIES AND STOCKHOLDERS  EQUITY
                ------------------------------------

          CURRENT LIABILITIES
               Accounts payable                   $  101,335     $  114,304
               Accrued expenses                       34,114         34,655
               Deferred income                        35,779         36,347
               Due to affiliates                     374,114        365,666
               Current portion of capital
                    lease obligations                  5,837          5,930
               Other                                 246,167        246,900
                                                  ----------     ----------
                                                     797,346        803,802
                                                  ----------     ----------


          STOCKHOLDERS  EQUITY

               Common Stock, $0.01 par value,
                 100,000,000 shares authorized,
                 99,999,000 and 93,552,625
                 shares issued and outstanding
                 as of March 31, 1996 and
                 December 31, 1995, respectively     935,526        999,990
               Additional paid-in capital          6,514,253      6,449,789
               Retained deficit                   (8,157,308)    (8,148,814)
               Accumulated translation
                 adjustments                          (9,374)       (18,829)
                                                  ----------     -----------
                                                    (716,903)      (717,864)
                                                  ----------     -----------


                                                  $   80,443     $   85,938
                                                  ==========     ===========


                     The accompanying notes are an integral part
                            of these financial statements

                  GULF EXPLORATION CONSULTANTS INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENT OF OPERATIONS


                                                Three months   Three months
                                                ------------   ------------
                                                March 31       March 31
                                                --------       --------
                                                1996           1995
                                                ----           ----
                                                (unaudited)    (unaudited)

          REVENUES:
               Subscription Revenues           $      -          $  13,132
               Other income                        9,370             3,498
                                               ---------         ---------
                                                   9,370            16,330
                                               ---------         ----------

          OPERATING EXPENSES:
               On-line service production costs       -            (83,779)
               Technical, general and
                    administrative               (17,116)         (134,590)
               Depreciation, depletion and
                     amortization                   (756)          (17,216)
                                               ---------         ---------
                                                 (17,872)         (235,585)
                                               ---------         ---------

          LOSS FROM OPERATIONS                    (8,502)         (218,955)
                                               ---------         ---------

          OTHER INCOME EXPENSE
               Interest expense                       -               (258)
               Interest income                         8                24
                                               ---------         ---------

                                                       8              (234)
                                               ---------         ---------

          LOSS BEFORE INCOME TAX AND
            EXTRAORDINARY ITEMS                   (8,494)         (219,189)

          INCOME TAX PROVISION                        -                 -
                                               ---------         ---------

          NET LOSS BEFORE EXTRAORDINARY
            ITEMS                                 (8,494)         (219,189)

          EXTRAORDINARY GAIN                          -                 -
                                               ---------         ---------

          NET LOSS TO COMMON STOCKHOLDERS      $  (8,494)        $(219,189)
                                               =========         =========

          LOSS PER COMMON SHARE
               Net loss before extraordinary
                 item                          $     .00         $     .00
               Net extraordinary item          $     .00         $     .00
                                               ---------         ---------
                                               $     .00         $     .00
                                               =========         =========
          LOSS PER COMMON SHARE -
          ASSUMING FULL DILUTION
               Net loss before extraordinary
                 item                          $     .00         $     .00
               Net extraordinary item          $     .00         $     .00
                                               ---------         ---------
                                               $     .00         $     .00
                                               =========         =========

          The accompanying notes are an integral part of these consolidated financial statements

                  GULF EXPLORATION CONSULTANTS INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENT OF CASH FLOWS


                                                Three months   Three months
                                                ------------   ------------
                                                March 31       March 31
                                                --------       --------
                                                1996           1995
                                                ----           ----
                                                (unaudited)    (unaudited)


          OPERATING ACTIVITIES:
               Net profit (loss)               $  (8,494)        $(219,189)
               Adjustments to reconcile
                         net loss to net cash
                         used in operating
                         activities
                 Depreciation, depletion and
                         amortization                756            17,216
                 Movement in translation
                         adjustment                9,455               -
                 Net change in accounts
                         receivable, accounts
                         payable and other           424           (31,255)
                 Change in operating accounts
                         payable and accrued
                         liabilities, net        (14,904)           10,965
                                               ---------         ---------

                         Net cash flows used in
                           operating activities  (12,763)         (222,263)
                                               ---------         ---------

          INVESTING ACTIVITIES
               Purchase of equipment                -               (9,853)
               Deferred expenditure                 -              (25,557)
                                               ---------         ---------

                    Net cashflows provided by
                       investing activities         -              (35,410)
                                               ---------         ---------


          FINANCING ACTIVITIES
               Repayment of capital
                    lease obligation                -               (2,154)
               Proceeds of short term loan          -              200,000
               Loan from affiliate                 8,448           104,419
                                               ---------         ---------

                    Net cash flows provided by
                       financing activities        8,448           302,265
                                               ---------         ---------

          INCREASE (DECREASE) IN CASH
          AND CASH EQUIVALENTS                    (4,315)           44,592

          CASH AND CASH EQUIVALENTS,
               beginning of period                10,425            26,586
                                               ---------         ---------

          CASH AND CASH EQUIVALENTS,
               end of period                   $   6,110         $  77,178
                                               =========         =========


          The accompanying notes are an integral part of these consolidated financial statements

                 GULF EXPLORATION CONSULTANTS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          (1)  GENERAL
               -------

               The financial statements of Gulf Exploration Consultants, Inc. (Gulf) and subsidiaries (collectively the "Company") for the three month period ended March 31, 1996 are unaudited but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the results for such periods. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report included in the Form 10-K for the year ended December 31, 1995.

               GOING CONCERN ASSUMPTION
               ------------------------
               The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

               CHANGE OF MANAGEMENT
               --------------------

               On December 5, 1995 the Board of Directors accepted the resignation of Paul L H Bristol and appointed Michael Nolan and Jeremy Metcalfe to fill the vacancies on the Board.

          Mr Nolan has been Chief Financial Officer of the Company since May 1994. Mr Metcalfe is Chairman of Minmet plc ("Minmet") which owns approximately 56.4% of the Company s outstanding Common Stock.

               Recapitalization and Sale of Subsidiary
               ---------------------------------------

               On December 7, 1995 the Company entered into a Subscription Agreement and Option (the "Micron Option") with Minmet, Micron Limited ("Micron") and Emerging Money, relating to the acquisition by Micron of Common Stock of Emerging Money which would result in Micron owning 72.5% of the stock after closing. The closing of the transactions contemplated by the Micron Subscription is subject to certain conditions, including the approval by the Stockholders of the Company. The Company s entry into the Micron Subscription was necessary because neither the Company or Emerging Money had sufficient capital to maintain the continuing operations of Emerging Money.

          On December 22, 1995 the Company and Minmet entered into a letter agreement with DRM&S Inc. and Dennis Mensch, each the holder of the Company s notes in the sum of $100,000 regarding the payment of certain outstanding liabilities and future expenses of the Company and certain other related matters in connection with proposed transaction under the Micron Subscription Agreement and a recapitalization of the Company. The recapitalization which is subject to stockholder approval, would include a reverse split of the Company s Common Stock, the exchange by DRM&S inc. and Mensch of their notes for which each would receive 22% of the Company s shares then to be outstanding and the Company would transfer its 27.5% interest in Emerging Money to Minmet in exchange for Minmet reducing its ownership of the Company to an amount equal to 15% after the recapitalization.

          After the recapitalization is approved by the stockholders the Company will seek new business opportunities.

          (2)  LOSS PER COMMON SHARE
               ---------------------

               Loss per common share is based on the weighted average number of common shares outstanding during each period. The average number of common shares outstanding for the three month periods ended March 31, 1996 and 1995 was 93,552,625 and 99,999,000 common shares, respectively.

               Loss per common share -- assuming full dilution is based on the weighted average number of common shares outstanding during each period plus the additional common shares outstanding from the assumption that the Company's serial preferred stock was converted to common stock. The average number of shares used to compute the fully diluted loss per share was 93,552,625 and 99,999,000 common shares for the three month periods ended March 31, 1996 and 1995, respectively.

               Common stock equivalents are antidilutive and are not considered in the calculations of loss per share.

          (3)  PREFERRED STOCK
               ---------------

               On March 24, 1993, the Company acquired 3,000 shares of Series A Preferred stock for $150,000 and zero shares of common. That purchase retired the balance of the A Preferred shares.

          (4)  COMMITMENTS AND CONTINGENCIES
               -----------------------------

               As of May 7, 1996, the Company has not filed certain federal and state income tax returns for the years ended 1991, 1992, 1993, 1994 and 1995. It is management s intent to file the required tax returns in 1996. Management believes penalties for late filing will not be material to the financial statements.


          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  -------------------------------------------------
                         CONDITION AND RESULTS OF OPERATIONS
                         -----------------------------------

               RESULTS OF OPERATIONS

               Three months ended March 31, 1996.

               The Company had a net loss of $8,494 for the quarter ending March 31, 1996. Expenses of $17,114 were incurred in professional fees during the quarter. Other revenues related to a tax referral in respect of tax paid in earlier years.

               LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN ASSUMPTIONS
               ----------------------------------------------------------

               As indicated in the Subsequent Events Note (1) above, it is the Company s intention to dispose of its interest in Emerging Money subject to stockholder approval. A meeting (or consent) of stockholders is expected for late May 1996.

          PART II:  OTHER INFORMATION

          ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
                    -------------------------------

          The Company has entered into agreement with the loan note holders in that the loan note holders will take no action pending the recapitalization.


          ITEM 5.   OTHER INFORMATION
                    -----------------

                    None

          ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
                    --------------------------------

                    Exhibit 27.    Financial Data Schedule

                                      SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        GULF EXPLORATION CONSULTANTS, INC.


          Date:   May 13, 1996
                                                /s/ L. George Rieger
                                        -----------------------------------
                                                L. George Rieger,
                                                President



                                                /s/ Michael Nolan
                                        -----------------------------------
                                                Michael H Nolan
                                                Chief Financial Officer

                             EXHIBIT INDEX


            Exhibit      Description
            -------      -----------

               27         Financial Data Schedule