Form 10-Q
period 1995-03-31
GULF EXPLORATION CONSULTANTS INC
filed 1996-05-29
CIK 824088

This is a Confirming Copy of a filing made in paper on July 5, 1995.




                               SECURITIES AND EXCHANGE
                               -----------------------

                                      COMMISSION
                                      ----------

                                WASHINGTON, D.C. 20549
                                ----------------------

                                      FORM 10-Q
                                      ---------

          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1995.

           - Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period
               from       to
                    ----     ----


               Commission File No. 0-17246

                          GULF EXPLORATION CONSULTANTS, INC.
                (Exact name of registrant as specified in its charter)

                     DELAWARE                          76-0293525
                     --------                          ----------

         (State or other jurisdiction of              (IRS Employer
          incorporation or organization)           identification No.)

          1270 Avenue of the Americas, Suite 2900, New York, New York 10020

            Registrant's telephone number including area code: (212)247 2120

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


          YES    X      NO
             ----------    ---------

          The number of shares of common stock outstanding as of March 31, 1995 was 99,999,000.

                  GULF EXPLORATION CONSULTANTS INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS


                                                        March 31     December 31
                                                        --------     -----------
                                                          1995          1994
                                                          ----          ----
                                                      (unaudited)     (audited)
                    ASSETS
                    ------

     CURRENT ASSETS:
          Cash and cash equivalents                     $ 71,178       $ 26,586
          Accounts receivable                             13,622          9,211
          Prepaid expenses                                40,654         13,363
          Due from affiliates                              5,232          4,935
          Other                                            -                471
                                                        --------       --------
                    Total Current Assets                 130,686         54,839
                                                        --------       --------

     PROPERTY, PLANT AND EQUIPMENT, at cost
          Equipment, including assets acquired under
          capital leases ($15,084 in 1995 and 1994)       80,671         70,818

          Less - Accumulated depreciation, including
            amortization applicable to assets
            acquired under capital leases ($1,333
            in 1995, and $839 in 1994)                    15,574          8,552
                                                        --------       --------
                                                          65,097         62,266
                                                        --------       --------


     DEFERRED EXPENSES                                   149,755        134,392
                                                        --------       --------

                                                       $ 345,538      $ 251,497
                                                       =========      =========


                     The accompanying notes are an integral part
                            of these financial statements

                  GULF EXPLORATION CONSULTANTS INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS



                                                        March 31     December 31
                                                        --------     -----------
                                                          1995          1994
                                                          ----          ----
                                                      (unaudited)     (audited)

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

     CURRENT LIABILITIES
          Accrued professional fees                     $ 63,485       $ 57,570
          Other accrued expenses and accounts payable     94,662         94,662
          Deferred income                                 10,923          8,192
          Due to affiliates                              171,111         66,692
          Current portion of capital lease obligations     8,006          7,771
          Short term loan                                200,000            -
          Other                                             -             6,813
                                                        --------       --------
                                                         548,187        232,803
                                                        --------       --------
     CAPITAL LEASE OBLIGATIONS, less current portion
          shown above                                      2,881          5,035
                                                        --------       --------
     STOCKHOLDERS  EQUITY

          Common Stock, $0.01 par value, 100,000,000
           shares authorized, 99,999,000 shares issued
           and outstanding as of March 31, 1995 and
           December 31, 1994 respectively                999,990        999,990
          Additional paid-in capital                   6,449,789      6,449,789
          Retained deficit                            (7,655,309)    (7,436,120)
                                                      ----------     ----------
                                                        (205,530)        13,659
                                                      ----------     ----------


                                                       $ 345,538     $  251,497
                                                       =========     ==========


                     The accompanying notes are an integral part
                            of these financial statements

                  GULF EXPLORATION CONSULTANTS INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENT OF OPERATIONS


                                                         Three          Three
                                                         months         months
                                                      ------------   -----------
                                                        March 31      March 31
                                                        --------      --------
                                                          1995          1994
                                                          ----          ----
                                                      (unaudited)    (unaudited)

     REVENUES:
          Subscription Revenues                      $    13,132     $     -
          Other income                                     3,498           -
                                                     -----------     ----------
                                                          16,630           -
                                                     -----------     ----------


     OPERATING EXPENSES:
          On-line service production costs              (83,779)           -
          Technical, general and administrative        (134,590)        (3,044)
          Depreciation, depletion and amortization      (17,216)           -
                                                     -----------     ----------
                                                       (235,585)        (3,044)
                                                     -----------     ----------

     LOSS FROM OPERATIONS                              (218,955)        (3,044)
                                                     -----------     ----------
     OTHER INCOME EXPENSE
          Interest expense                                 (258)          -
          Interest income                                     24            290
                                                     -----------     ----------

                                                           (234)            290
                                                     -----------     ----------

     LOSS BEFORE INCOME TAX AND EXTRAORDINARY
     ITEMS                                             (219,189)        (2,754)

     INCOME TAX PROVISION                                  -              -
                                                     -----------     ----------

     NET LOSS BEFORE EXTRAORDINARY ITEMS               (219,189)        (2,754)

     EXTRAORDINARY GAIN / LOSS                             -              -
                                                     -----------     ----------

     NET LOSS TO COMMON STOCKHOLDERS                 $ (219,189)     $  (2,754)
                                                     ===========     ==========

     LOSS PER COMMON SHARE
          Net loss before extraordinary item          $      .00     $      .00
          Net extraordinary item                      $      .00     $      .00
                                                     -----------     ----------
                                                      $      .00     $      .00
                                                     ===========     ==========

     LOSS PER COMMON SHARE -
     ASSUMING FULL DILUTION
          Net loss before extraordinary item          $      .00     $      .00
          Net extraordinary item                      $      .00     $      .00
                                                     -----------     ----------
                                                      $      .00     $      .00
                                                     ===========     ==========


     The accompanying notes are an integral part of these consolidated financial statements

                  GULF EXPLORATION CONSULTANTS INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENT OF CASH FLOWS


                                                      Three months  Three months
                                                      ------------  ------------
                                                        March 31      March 31
                                                        --------      --------
                                                          1995          1994
                                                          ----          ----
                                                      (unaudited)    (unaudited)

     OPERATING ACTIVITIES:
          Net loss                                   $ (219,189)     $  (2,754)
          Adjustments to reconcile net loss to net cash
                    used in operating activities
            Depreciation, depletion and amortization      17,216           -
            Net change in accounts receivable,
                    accounts payable and other          (31,255)           -
            Change in operating accounts payable and
                    accrued liabilities, net              10,965           -
                                                     -----------     ----------

                    Net cashflows used in operating
                     activities                        (222,263)        (2,754)
                                                     -----------     ----------

     INVESTING ACTIVITIES
          Purchase of equipment                          (9,853)           -
          Deferred expenditure                          (25,557)           -
                                                     -----------     ----------

          Net cashflows provided by investing
           activities                                   (35,410)           -
                                                     -----------     ----------

     FINANCING ACTIVITIES
          Repayment of capital lease obligation          (2,154)           -
          Proceeds of short term loan                    200,000           -
          Loan from affiliate                            104,419           -
                                                     -----------     ----------

                    Net cash flows provided by
                     financing activities                302,265           -
                                                     -----------     ----------

     INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                                 44,592        (2,754)

     CASH AND CASH EQUIVALENTS, beginning of period       26,586         99,491
                                                     -----------     ----------

     CASH AND CASH EQUIVALENTS, end of period        $    77,178     $   96,737
                                                     ===========     ==========


     The accompanying notes are an integral part of these consolidated financial statements

                 GULF EXPLORATION CONSULTANTS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     (1)  GENERAL
          -------

          The financial statements of Gulf Exploration Consultants, Inc. (Gulf) and subsidiaries (collectively "the Company") for the three month period ended March 31, 1995, are unaudited but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the results for such periods. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report included in the Form 10-K for the year ended December 31, 1994.

          GOING CONCERN ASSUMPTION
          ------------------------

          The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, substantial doubt exists about its ability to continue as a going concern as the Company has, exclusive of extraordinary items, suffered recurring losses and has sold substantially all of its revenue producing assets in the oil and gas industry in order to retire certain debt on which it had defaulted. As of December 31, 1994 the Company s only active subsidiary is a development stage enterprise, which commenced operations in 1994 and requires capital and increased revenue to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

          During 1993 and 1992, management of the Company was successful in retiring certain debt at a substantial discount. Management was also successful in eliminating all of the liquidation preference associated with the Company's preferred stock by purchasing the remaining stock during 1993.

          Management of the Company is also liquidating certain wholly owned subsidiaries of Gulf. Management of the Company believes that the liquidation of a subsidiary will not have an effect on Gulf or the affiliate companies. However, no assurance can be given that Gulf will not assume a contingent liability for the amount of the subsidiary debt not fully extinguished in liquidation.

          Management s current plans are to raise approximately $500,000 in the capital markets and improve operating results. The combination of which are intended to improve capital resources and cash flow of the Company. However, no assurance can be given that these strategies will be effected, or, if effected, that the terms will be favorable or non-dilutive to the stockholders of the Company.

          CHANGE OF MANAGEMENT
          --------------------

          On May 10, 1994 Mr. Paul L H Bristol and Mr. Michael H Nolan joined the Company as Chief Operating Officer and Chief Financial Officer respectively. Both are executives with Minmet plc, a company incorporated in Ireland and quoted on the Exploration Securities Market of the Dublin Stock Exchange.

     (2)  LOSS PER COMMON SHARE
          ---------------------

          Loss per common share is based on the weighted average number of common shares outstanding during each period. The average number of common shares outstanding for the three month periods ended March 31, 1995 and 1994 was 99,999,990 and 62,057,731 common shares respectively.

          Loss per common share - assuming full dilution is based on the weighted average number of common shares outstanding during each period plus the additional common shares outstanding from the assumption that the Company's serial preferred stock was converted to common stock. The average number of shares used to compute the fully diluted loss per share was 99,999,990 and 62,057,731 shares for the three month periods ended March 31, 1995 and 1994 respectively.

          Common stock equivalents are antidilutive and are not considered in the calculations of loss per share.

     (3)  PREFERRED STOCK
          ---------------

          On  March 24,  1993 the  Company  acquired 3,000  shares  of Series  A
     Preferred stock  for $150,000  and zero  shares of  common.   That purchase
     retired the balance of the A Preferred shares.

     (4)  COMMITMENTS AND CONTINGENCIES
          -----------------------------

          As of April 20, 1995, the Company has not filed certain federal and state income tax returns for the years ended 1991, 1992 and 1993. The 1994 return has been extended. It is management s intent to file the required tax returns in 1995. Management believes penalties for late filing will not be material to the financial statements.

          Russiamoney, which Emerging Money has a 50% interest in, has the following commitments which expire December 31, 1995:

          $10,000 per month, payable to a related party, for the purpose of receiving various financial information to be provided to subscribers. The amount is subject to increase to $17,000 per month if certain cash flow targets of the joint venture are reached. 13,750 Irish pounds, $21,010 using the December 31, 1994 exchange rate, per month payable to various related parties for various management and production services.

     (5)  SUBSEQUENT EVENTS
          -----------------

     None

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------

          RESULTS OF OPERATIONS

          Three months ended March 31, 1995.

          The Company  had a net loss  of $219,189 for the  quarter ending March
     31,  1995.  Production costs  of the  Russiamoney   product totaled 83,779
     pounds against revenues of $13,132. Other costs including administration overhead and marketing totaled $134,590 were incurred in the establishment of the product. The Russiamoney product is experiencing difficulties in generating the levels of sales volumes budgeted and discussions are taking place with distributors in the industry to expand the distribution outlets of the product.

          LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN ASSUMPTIONS
          ----------------------------------------------------------

          Subsequent to the purchase of Emerging Money plc the Company has been seeking to raise additional funding through a private placement of debt. $200,000 of short term funding has been raised and management are trying to secure an additional $300,000 to secure the Company s funding requirement.

     It is intended that after a recapitalization the Company will raise additional capital to fund the future development of Emerging Money plc and to repay the debt raised in the private placement.

     Negotiations on the private placement of debt and the raising of additional equity are on going and as a result there is no guarantee that these sums will be raised.

     PART II:  OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS
               -----------------

          There are no material pending legal proceedings to which the Company is a party or of which any Company property is the subject.

     ITEM 2.   CHANGES IN SECURITIES
               ---------------------

     There have been no changes in the rights of security holders.

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
               -------------------------------

     There are no defaults under its Senior securities.

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               ---------------------------------------------------

     There were no matters submitted to a vote of security holders during the period ended March 31, 1995.

     ITEM 5.   OTHER INFORMATION
               -----------------

          None

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
               --------------------------------

          None

     SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     GULF EXPLORATION CONSULTANTS, INC.


     Date: June 19, 1995
           ----------------------------
                                                  /S/  Paul L H Bristol
                                                  -----------------------
                                                  Paul L H Bristol
                                                  Chief Operating Officer

                                                  /S/  Michael H Nolan
                                                  -----------------------
                                                  Michael H Nolan
                                                  Chief Financial Officer