Form 10-Q
period 1995-06-30
GULF EXPLORATION CONSULTANTS INC
filed 1996-05-29
CIK 824088

This is a Confirming Copy of a filing made in paper on
              September 13, 1995.



                               SECURITIES AND EXCHANGE
                               -----------------------

                                      COMMISSION
                                      ----------

                                WASHINGTON, D.C. 20549
                                ----------------------

                                      FORM 10-Q
                                      ---------

          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1995.

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

             Registrant's telephone number including area code: (212) 247 2120

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


          YES    X      NO
             ----------    ----------

          The number of shares of common stock outstanding as of June 30 1995 was 99,999,000.

                  GULF EXPLORATION CONSULTANTS INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS

                                                        June 30      December 31
                                                        -------      -----------
                                                          1995          1994
                                                          ----          ----
                                                      (unaudited)     (audited)
          ASSETS
          ------

     CURRENT ASSETS:
          Cash and cash equivalents                   $   12,041     $   26,586
          Accounts receivable                             46,252          9,211
          Prepaid expenses                                 6,919         13,363
          Due from affiliates                              5,301          4,935
          Other                                             -               471
                                                      ----------     ----------
                    Total Current Assets                  70,513         54,839
                                                      ----------     ----------


     PROPERTY, PLANT AND EQUIPMENT, at cost
          Equipment, including assets acquired under
          capital leases ($15,084 in 1995 and 1994)       80,671         70,818

          Less - Accumulated depreciation, including
                 amortization applicable to assets
                 acquired under capital leases ($2,637
                 in 1995, and $839 in 1994)               21,530          8,552
                                                      ----------     ----------
                                                          59,141         62,266
                                                      ----------     ----------


     DEFERRED EXPENSES                                   191,279       134,392
                                                      ----------    ----------

                                                      $  320,933    $  251,497
                                                      ==========    ==========


                     The accompanying notes are an integral part
                            of these financial statements

                  GULF EXPLORATION CONSULTANTS INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS


                                                        June 30      December 31
                                                        -------      -----------
                                                          1995          1994
                                                          ----          ----
                                                      (unaudited)     (audited)
          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

     CURRENT LIABILITIES
          Accrued professional fees                   $   50,813     $   57,570
          Other accrued expenses and accounts payable    203,205         94,662
          Deferred income                                 23,390          8,192
          Due to affiliates                              246,420         66,692
          Current portion of capital lease obligations     8,111          7,771
          Short term loan                                200,000           -
          Other                                             -             6,813
                                                      ----------     ----------
                                                         731,939        232,803
                                                      ----------     ----------


     CAPITAL LEASE OBLIGATIONS, less current portion
          shown above                                      1,352          5,035
                                                      ----------     ----------

     STOCKHOLDERS  EQUITY

          Common Stock, $0.01 par value, 100,000,000
           shares authorized, 99,999,000 shares issued
           and outstanding as of June 30, and
           December 31, 1994 respectively                999,990        999,990
          Additional paid-in capital                   6,449,789      6,449,789
          Retained deficit                           (7,862,137)    (7,436,120)
                                                     -----------    -----------
                                                       (412,358)         13,659
                                                     -----------    -----------


                                                     $   320,933    $   251,497
                                                     ===========    ===========


                     The accompanying notes are an integral part
                            of these financial statements

                  GULF EXPLORATION CONSULTANTS INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENT OF OPERATIONS



                                    Three months ended     Six months ended
                                    ------------------     ----------------
                                     June 30   June 30    June 30     June 30
                                     -------   -------    -------     -------
                                       1995      1994       1995       1994
                                       ----      ----       ----       ----
                                   (unaudited)(unaudited)(unaudited)(unaudited)

     OPERATING REVENUES:

          Subscription revenues      $  19,852  $   -     $  32,984  $    -
          Other income                   4,747     1,185      8,245      1,185
                                     --------- ---------  ---------  ---------
                                        24,599     1,185     41,229      1,185
                                     --------- ---------  ---------  ---------

     OPERATING EXPENSES:
          On-line service
            production costs          (70,998)      -     (154,777)       -
          Technical, general
            and administrative       (140,336)  (20,252)  (274,926)   (23,296)
          Depreciation, depletion and
            amortization              (19,914)      -      (37,130)       -
                                     --------- ---------  ---------  ---------
                                     (231,248) ( 20,252)  (466,833)   (23,296)
                                     --------- ---------  ---------  ---------

     LOSS FROM OPERATIONS            (206,649) ( 19,067)  (425,604)   (22,111)
                                     --------- ---------  ---------  ---------

     OTHER INCOME EXPENSE
          Interest expense               (221)     -          (479)      -
          Interest income                   42       374         66        664
                                     --------- ---------  ---------  ---------
                                         (179)       374      (413)        664
                                     --------- ---------  ---------  ---------

     LOSS BEFORE INCOME TAX AND
     EXTRAORDINARY ITEMS             (206,828)  (18,693)  (426,017)   (21,447)

     INCOME TAX PROVISION                -         -          -          -
                                     --------- ---------  ---------  ---------

     NET LOSS BEFORE
     EXTRAORDINARY ITEMS             (206,828)  (18,693)  (426,017)   (21,447)

     EXTRAORDINARY GAIN / LOSS           -         -          -          -
                                    ---------- --------- ----------  ---------
     NET LOSS TO COMMON
     STOCKHOLDERS                   $(206,828) $(18,693) $(426,017)  $(21,447)
                                    ========== ========= ==========  =========

     LOSS PER COMMON SHARE
          Net loss before
            extraordinary item       $     .00  $    .00  $    .00   $    .00
          Net extraordinary item     $     .00  $    .00  $    .00   $    .00
                                     ---------  --------  --------   --------
                                     $     .00  $    .00  $    .00   $    .00
                                     =========  ========  ========   ========

     LOSS PER COMMON SHARE -
     ASSUMING FULL DILUTION
          Net loss before
            extraordinary item       $     .00  $    .00  $    .00   $    .00
          Net extraordinary item     $     .00  $    .00  $    .00   $    .00
                                     ---------  --------  --------   --------
                                     $     .00  $    .00  $    .00   $    .00
                                     =========  ========  ========   ========

     The accompanying notes are an integral part of these consolidated financial statements

                  GULF EXPLORATION CONSULTANTS INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENT OF CASH FLOWS

                                                         Six months Ended
                                                         ----------------

                                                        June 30        June 30
                                                        -------        -------
                                                          1995          1994
                                                          ----          ----
                                                      (unaudited)    (unaudited)

     OPERATING ACTIVITIES:
          Net loss                                    $(426,017)     $ (21,447)
          Adjustments to reconcile net loss to net
              cash used in operating activities
            Depreciation, depletion and amortization      37,130          -
            Net change in accounts receivable,
              accounts payable and other                (30,219)          -
            Change in operating accounts payable and
              accrued liabilities, net                   119,068         17,072
                                                      ----------     ----------

              Net cashflows used in operating
              activities                               (300,038)        (4,375)
                                                      ----------     ----------

     INVESTING ACTIVITIES
          Proceeds of sale of property                     -             12,000
          Purchase of equipment                          (9,853)           -
          Deferred expenditure                          (81,039)           -
                                                      ----------     ----------
              Net cash flows provided by (used in)
              investing activities                      (90,892)         12,000
                                                      ----------     ----------

     FINANCING ACTIVITIES
          Repayment of capital lease obligation          (3,343)           -
          Proceeds of short term loan                    200,000           -
          Loan from affiliate                            179,728           -
                                                      ----------     ----------
              Net cash flows provided by financing
              activities                                 376,385           -
                                                      ----------     ----------

     INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                               (14,545)          7,625

     CASH AND CASH EQUIVALENTS, beginning of period       26,586         99,491
                                                      ----------     ----------

     CASH AND CASH EQUIVALENTS, end of period         $   12,041     $  107,116
                                                      ==========     ==========

     The accompanying notes are an integral part of these consolidated financial statements

                 GULF EXPLORATION CONSULTANTS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (1)  GENERAL
          -------

          The financial statements of Gulf Exploration Consultants, Inc. (Gulf) and subsidiaries (collectively "the Company") for the six month period ended June 30, 1995, are unaudited but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the results for such periods. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report included in the Form 10-K for the year ended December 31, 1994.

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

     (2)  LOSS PER COMMON SHARE
          ---------------------

          Loss per common share is based on the weighted average number of common shares outstanding during each period. The average number of common shares outstanding for the six month periods ended June 30, 1995 and 1994 was 99,999,990 and 62,057,731 common shares respectively.

          Loss per common share - assuming full dilution is based on the weighted average number of common shares outstanding during each period plus the additional common shares outstanding from the assumption that the Company's serial preferred stock was converted to common stock. The average number of shares used to compute the fully diluted loss per share was 99,999,990 and 62,057,731 shares for the six month periods ended June 30, 1995 and 1994 respectively.

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

     (5)  SUBSEQUENT EVENTS
          -----------------

          The Company has received an approach which may result in the sale of Emerging Money plc. Further details will be supplied with the 10Q for quarter ended September 30, 1995.

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------

          RESULTS OF OPERATIONS

          Three months ended June 30, 1995.

          The Company had a net loss of $206,828 for the quarter ending March 31, 1995. Production costs of the "Russiamoney" product totaled 70,998 pounds against revenues of $19,852. Other costs including administration overhead and marketing totaled $140,336 were incurred in the establishment of the product. The "Russiamoney" product is experiencing difficulties in generating the levels of sales volumes budgeted and discussions are taking place with distributors in the industry to expand the distribution outlets of the product.

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

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               ---------------------------------------------------

     There were no matters submitted to a vote of security holders during the period ended June 30, 1995.

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


     GULF EXPLORATION CONSULTANTS, INC.


     Date:     September 7, 1995
               --------------------------
                                               /S/  Paul L H Bristol
                                               ---------------------
                                               Paul L H Bristol
                                               Chief Operating Officer

                                               /S/  Michael H Nolan
                                               ---------------------
                                               Michael H Nolan
                                               Chief Financial Officer