Form 10-Q
period 1995-09-30
GULF EXPLORATION CONSULTANTS INC
filed 1996-05-29
CIK 824088

This is a Confirming Copy of a filing made in paper on
               January 30, 1996.



                               SECURITIES AND EXCHANGE
                               -----------------------

                                      COMMISSION
                                      ----------

                                WASHINGTON, D.C. 20549
                                ----------------------


                                      FORM 10-Q
                                      ---------


       [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
            September 30, 1995.

       -    Transition Report Pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934 for the transition period from       to
                                                                -----    -----

       Commission File No. 0-17246

                          GULF EXPLORATION CONSULTANTS, INC.
                (Exact name of registrant as specified in its charter)

          DELAWARE                              76-0293525
          --------                              ----------

       (State or other jurisdiction of        (IRS Employer
       incorporation or organization)        identification No.)

       1270 Avenue of the Americas, Suite 2900, New York, New York 10020

          Registrant's telephone number including area code:  (212) 247 2120

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

       The number of shares of common stock outstanding as of September 30 1995 was 99,999,000.

                  GULF EXPLORATION CONSULTANTS INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS


                                                      September 30   December 31
                                                      ------------   -----------
                                                          1995          1994
                                                          ----          ----
                                                      (unaudited)     (audited)
          ASSETS
          ------

     CURRENT ASSETS:

          Cash and cash equivalents                  $     7,493     $   26,586
          Accounts receivable                             24,491          9,211
          Prepaid expenses                                   440         13,636
          Due from affiliates                              5,301          4,935
          Other                                              -              471
                                                     -----------     ----------
                    Total Current Assets                  37,725         54,839
                                                     -----------     ----------


     PROPERTY, PLANT AND EQUIPMENT, at cost
          Equipment, including assets acquired under
          capital leases ($15,084 in 1995 and 1994)       82,289         70,818

          Less - Accumulated depreciation, including
                 amortization applicable to assets
                 acquired under capital leases ($4,839
                 in 1995, and $839 in 1994)               31,673          8,552
                                                     -----------     ----------
                                                          50,616         62,266
                                                     -----------     ----------


     DEFERRED EXPENSES                                   172,931        134,392
                                                     -----------     ----------
                                                     $   261,272     $  251,497
                                                     ===========     ==========


                     The accompanying notes are an integral part
                            of these financial statements

                  GULF EXPLORATION CONSULTANTS INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS


                                                      September 30   December 31
                                                      ------------   -----------
                                                          1995          1994
                                                          ----          ----
                                                      (unaudited)     (audited)
          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

     CURRENT LIABILITIES
          Accrued professional fees                  $    40,470    $    57,570
          Other accrued expenses and accounts payable    176,300         85,715
          Deferred income                                 36,458          8,192
          Due to affiliates                              395,097         66,962
          Current portion of capital lease obligations     6,759          7,551
          Short term loan                                200,000           -
          Other                                             -             6,813
                                                     -----------     ----------
                                                         855,084        232,803
                                                     -----------     ----------

     CAPITAL LEASE OBLIGATIONS, less current portion
          shown above                                       -             5,035
                                                     -----------     ----------

     STOCKHOLDERS  EQUITY

          Common Stock, $0.01 par value, 100,000,000
           shares authorized, 99,999,000 shares issued
           and outstanding as of June 30, and
           December 31, 1994 respectively                999,990        999,990
          Additional paid-in capital                   6,449,789      6,449,789
          Retained deficit                           (8,043,591)    (7,436,120)
                                                     -----------     ----------
                                                       (593,812)         13,659
                                                     -----------     ----------

                                                     $   261,272     $  251,497
                                                     ===========     ==========


                     The accompanying notes are an integral part
                            of these financial statements

                  GULF EXPLORATION CONSULTANTS INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENT OF OPERATIONS


                                    Three months ended     Nine months ended
                                    ------------------     -----------------
                                     Sept 30   Sept 30    Sept 30     Sept 30
                                     -------   -------    -------     -------
                                       1995      1994       1995       1994
                                       ----      ----       ----       ----
                                   (unaudited)(unaudited)(unaudited)(unaudited)

     OPERATING REVENUES:
          Subscription revenues     $   23,286 $    -    $   56,270  $   -
          Other income                    -         -         8,245      2,747
                                    ---------- --------- ----------  ---------
                                        23,286      -        64,515      2,747
                                    ---------- --------- ----------  ---------


     OPERATING EXPENSES:
          On-line service production
            costs                    (107,510)      -     (262,287)       -
          Technical, general and
            administrative            (70,138)  (41,283)  (345,064)   (66,142)
          Depreciation, depletion and
            amortization              (26,804)      -      (63,934)      -
                                    ---------- --------- ---------- ----------
                                     (204,452)  (41,283)  (671,285)   (66,142)
                                    ---------- --------- ---------- ----------

     LOSS FROM OPERATIONS            (181,166)  (41,283)  (606,770)   (63,395)
                                    ---------- --------- ---------- ----------

     OTHER INCOME EXPENSE
          Interest expense               (313)      -         (792)       -
          Interest income                   24        81         90        746
                                    ---------- --------- ---------- ----------
                                         (289)        81      (702)        746
                                    ---------- --------- ---------- ----------

     LOSS BEFORE INCOME TAX AND
     EXTRAORDINARY ITEMS             (181,455)  (41,202)  (607,471)   (62,649)

     INCOME TAX PROVISION                -          -         -           -
                                    ---------- --------- ---------- ----------

     NET LOSS BEFORE EXTRAORDINARY
     ITEMS                           (181,455)  (41,202)  (607,471)   (62,649)

     EXTRAORDINARY GAIN / LOSS           -          -         -           -
                                    ---------- --------- ---------- ----------

     NET LOSS TO COMMON
     STOCKHOLDERS                   $(181,455) $(41,202) $(607,471)  $(62,649)
                                    ========== ========= ==========  =========

     LOSS PER COMMON SHARE
          Net loss before
            extraordinary item       $     .00 $     .00 $      .00  $     .00
          Net extraordinary item     $     .00 $     .00 $      .00  $     .00
                                     --------- --------- ----------  ---------
                                     $     .00 $     .00 $      .00  $     .00
                                     ========= ========= ==========  =========


     LOSS PER COMMON SHARE -
     ASSUMING FULL DILUTION
          Net loss before
            extraordinary item       $     .00 $     .00 $      .00  $     .00
          Net extraordinary item     $     .00 $     .00 $      .00  $     .00
                                     --------- --------- ----------  ---------
                                     $     .00 $     .00 $      .00  $     .00
                                     ========= ========= ==========  =========

     The accompanying notes are an integral part of these consolidated financial statements

                  GULF EXPLORATION CONSULTANTS INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENT OF CASH FLOWS

                                                          Nine months ended
                                                          -----------------
                                                        Sept 30        Sept 30
                                                        -------        -------
                                                          1995          1994
                                                          ----          ----
                                                      (unaudited)    (unaudited)

     OPERATING ACTIVITIES:
       Net loss                                      $ (607,471)    $  (62,649)
       Adjustments to reconcile net loss to net cash
          used in operating activities
       Depreciation, depletion and amortization           65,621          -
       Net change in accounts receivable,
          prepaid expenses and other                     (1,979)          -
       Change in operating accounts payable and
          accrued liabilities, net                        94,938          6,965
                                                      ----------     ----------

          Net cashflows used in operating activities   (448,891)       (55,684)
                                                      ----------     ----------

     INVESTING ACTIVITIES
       Proceeds of sale of property                        -             12,000
       Purchase of equipment                            (11,471)           -
       Deferred expenditure                             (81,039)           -
                                                      ----------     ----------

       Net cashflows provided by (used in)
       investing activities                             (92,510)         12,000
                                                      ----------     ----------

     FINANCING ACTIVITIES
       Repayment of capital lease obligation             (5,827)           -
       Proceeds of short term loan                       200,000           -
       Loan from affiliate                               328,135           -
                                                      ----------     ----------

       Net cash flows provided by financing
       activities                                        522,308           -
                                                      ----------     ----------
     INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                               (19,093)          7,625

     CASH AND CASH EQUIVALENTS, beginning of period       26,586         99,491
                                                      ----------     ----------

     CASH AND CASH EQUIVALENTS, end of period         $    7,493     $  107,116
                                                      ==========     ==========

     The accompanying notes are an integral part of these consolidated financial statements

                 GULF EXPLORATION CONSULTANTS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (1)  GENERAL
          -------

          The financial statements of Gulf Exploration Consultants, Inc. (Gulf) and subsidiaries (collectively "the Company") for the nine month period ended September 30, 1995, are unaudited but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the results for such periods. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report included in the Form 10-K for the year ended December 31, 1994.

          GOING CONCERN ASSUMPTION
          ------------------------

          The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Details of events subsequent to the period end which involve new funding arrangement in the Company and its subsidiary are set out in (5) Subsequent Events below.

          CHANGE OF MANAGEMENT
          --------------------

          On December 5, 1995 the Board of Directors accepted the resignation of Paul L H Bristol and appointed Michael Nolan and Jeremy Metcalfe to fill the vacancies on the Board.

     Mr Nolan has been Chief Financial officer of the Company since May 1994. Mr Metcalfe is Chairman of Minmet plc ("Minmet") which owns approximately 52.8% of the Company s outstanding Common Stock.

     (2)  LOSS PER COMMON SHARE
          ---------------------

          Loss per common share is based on the weighted average number of common shares outstanding during each period. The average number of common shares outstanding for the six month periods ended September 30, 1995 and 1994 was 99,999,990 and 62,057,731 common shares respectively.

          Loss per common share - assuming full dilution is based on the weighted average number of common shares outstanding during each period plus the additional common shares outstanding from the assumption that the Company's serial preferred stock was converted to common stock. The average number of shares used to compute the fully diluted loss per share was 99,999,990 and 62,057,731 shares for the nine month periods ended September 30, 1995 and 1994 respectively.

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

     (5)  SUBSEQUENT EVENTS
          -----------------

     On December 7, 1995 the Company entered into a Subscription Agreement and Option (the "Micron Option") with Minmet, Micron Limited ( Micron ) and Emerging Money, relating to the acquisition by Micron of Common Stock of Emerging Money which would result in Micron owning 72.5% of the stock after closing. The closing of the transactions contemplated by the Micron Subscription is subject to certain conditions, including the approval by the Stockholders of the Company. The Company s entry into the Micron Subscription was necessary because neither the Company or Emerging Money had sufficient capital to maintain the continuing operations of Emerging Money.

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

     After   the   recapitalization  the   Company   will   seek  new   business
     opportunities.


     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------

          RESULTS OF OPERATIONS

          Three months ended September 30, 1995.

          The Company had a net loss of $181,455 for the quarter ending September 30, 1995. Production costs of the "Russiamoney" product totaled $107,910 against revenues of $23,286. Other costs including administration overhead and marketing totaled $70,138 were incurred in the establishment of the product. The "Russiamoney" product is experiencing difficulties in generating the levels of sales volumes budgeted and discussions are taking place with distributors in the industry to expand the distribution outlets of the product.

          LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN ASSUMPTIONS
          ----------------------------------------------------------

          As indicated in the Subsequent Events note above it is the Company s intention to dispose of its interest in Emerging Money subject to stockholder approval and a meeting of stockholders will be held after the clearance of the proxy statement.


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


     GULF EXPLORATION CONSULTANTS, INC.


     Date:     January 4, 1996               /S/  Jeremy P Metcalfe
          -------------------------          -----------------------
                                             Jeremy P Metcalfe
                                             Director


                                             /S/  Michael H Nolan
                                             -----------------------
                                             Michael H Nolan
                                             Chief Financial Officer