Form 10-Q
period 1996-06-30
GULF EXPLORATION CONSULTANTS INC
filed 1996-09-10
CIK 824088

SECURITIES AND EXCHANGE
                               -----------------------

                                      COMMISSION
                                      ----------

                                WASHINGTON, D.C. 20549
                                ----------------------


                                      FORM 10-Q
                                      ---------


          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996.

           - Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to__________


          Commission File No. 0-17246

                          GULF EXPLORATION CONSULTANTS, INC.
                (Exact name of registrant as specified in its charter)

               DELAWARE                           76-0293525
               --------                           ----------

          (State or other jurisdiction of    (IRS Employer Identification No.)
          incorporation or organization)

          One Independent Drive, Suite 2201
          Jacksonville, Florida  32202
          ----------------------------------------
          (Address of principal Offices) (Zip Code)



          Registrant's telephone number including area code:  (904) 745-6981
                                                              --------------

              10 Rockefeller Plaza, New York, NY 10020    (212) 247-2120
           ---------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          YES    X      NO
              -------      -------

          The number of shares of common stock outstanding as of August 19, 1996 was 1,991,092.

                                        INDEX

                 GULF EXPLORATION CONSULTANTS, INC. AND SUBSIDIARIES



     PART I.  FINANCIAL INFORMATION

       Item 1. Financial Statements (unaudited)

               Consolidated Balance Sheets - June 30, 1996 (unaudited) and December 31, 1995.

               Consolidated Statement of Operations - three and six months ended June 30, 1995 and 1996 (unaudited).

               Consolidated Statement of Cash Flows - six months ended June 30, 1996 (unaudited) and December 31, 1995.

               Notes to Consolidated Financial Statements.

       Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


     PART II.  OTHER INFORMATION

       Item 2. Changes in Securities.

       Item 4. Submission of Matters to a Vote of Security Holders.

       Item 5. Other Events.

       Item 6. Exhibits and Reports on Form 8-K


     SIGNATURES

                                        PART I

                                FINANCIAL INFORMATION

     Item 1.   Financial Statements.
               --------------------


                 GULF EXPLORATION CONSULTANTS, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS





                                          June 30, 1996    December 31, 1995
                                           (unaudited)         (audited)
                                           -----------     -----------------

                 ASSETS
                 ------

     CURRENT ASSETS:
          Cash and cash equivalents           $ 2,659            $10,425
          Accounts receivable                      --             27,111
                                              -------            -------
               Total Current Assets             2,659             37,536
                                              -------            -------


     PROPERTY, PLANT AND EQUIPMENT, at cost
          Equipment                                --             80,242
          Less - Accumulated depreciation          --             31,480
                                              -------            -------
                                                   --             48,402
                                                  ---            -------
                                              $ 2,659            $85,938
                                              =======            =======




      The accompanying notes are an integral part of these financial statements

                 GULF EXPLORATION CONSULTANTS, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS



                                                    June 30, 1996   December 31,
                                                                        1995
                                                     (unaudited)     (audited)
                                                    -------------   -----------


         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

     CURRENT LIABILITIES:
          Accounts payable                           $     4,659    $   114,304
          Accrued expenses                                 4,262         34,655
          Deferred income                                     --         36,347
          Due to affiliates                                   --        365,666
          Current portion of capital lease obligations        --          5,930
          Other                                               --        246,900
                                                     -----------     ----------
                Total Current Liabilities                  8,921        803,802
                                                     -----------     ----------

     STOCKHOLDERS' EQUITY
          Preferred Stock, $1.00 par value, 5,000,000
          shares authorized, no shares issued and
          outstanding as of June 30, 1996 and
          December 31, 1995                                   --             --

          Common Stock, $0.01 par value, 10,000,000
          shares authorized, 1,991,092 and 1,999,980
          shares issued and outstanding as of June 30,
          1996 and December 31, 1995, respectively        19,911         20,000
          Additional paid-in capital                   7,253,414      7,429,779
          Retained deficit                            (7,279,587)   (8,148,814)
          Accumulated translation adjustments                 --       (18,829)
                                                     -----------    -----------
                                                          (6,262)     (717,864)
                                                     -----------   -----------



                                                     $     2,659   $    85,938
                                                     ===========   ===========

                 GULF EXPLORATION CONSULTANTS, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENT OF OPERATIONS


                                     Three months ended     Six months ended
                                     ------------------     ----------------
                                   June 30,    June 30,    June 30,   June 30,
                                    1996        1995         1996       1995
                                  (unaudited)(unaudited) (unaudited) (unaudited)
                                  ---------------------- ----------- ----------


     OPERATING REVENUES:
       Subscription revenues   $     --   $   19,852     $     --  $   32,984
       Other income               9,370        4,747        9,370       8,245
                               --------   ----------     --------  ----------
                                  9,370       24,599        9,370      41,229
                               --------   ----------     --------  ----------
     OPERATING EXPENSES:
       On-line service
         production costs            --        70,998          --      154,777
       Technical, general
         and administrative       17,863      140,338      17,116      274,936
       Depreciation, depletion
         and amortization                      19,914         765       37,130
                               --------   ----------    --------    ----------
                                (17,863)    (231,248)    (17,872)    (456,833)
                               --------   ----------    --------    ----------

     LOSS FROM OPERATIONS        (8,492)    (206,649)     (8,502)    (425,604)

     OTHER INCOME EXPENSE:
       Interest expense              --         (221)          --        (479)
       Interest income                8           42            8          66
                               --------   ----------     --------  ----------
                                      8         (179)           8        (413)
                               --------   ----------     --------  ----------

     LOSS BEFORE INCOME TAX AND
     EXTRAORDINARY ITEMS         (8,484)    (206,828)     (8,484)    (426,017)

     INCOME TAX PROVISION            --           --          --           --
                               --------   ----------    --------   ----------

     NET INCOME/LOSS BEFORE
     EXTRAORDINARY ITEMS         (8,484)    (206,828)     (8,484)    (426,017)

     EXTRAORDINARY INCOME/LOSS  877,711           --     877,711           --
                               --------   ----------    --------   ----------

     NET INCOME/LOSS TO COMMON
       STOCKHOLDERS            $869,227    $(206,828)    $869,227   $(426,017)
                               ========    ==========    ========   ==========

     INCOME(LOSS) PER COMMON SHARE:
       Net loss before
         extraordinary item    $      0.00$        0.00  $      0.00$       0.00
       Net extraordinary item  $      0.44$        0.00  $      0.44$       0.00
                               ----------- ------------ ----------- ------------
                               $      0.44$        0.00  $      0.44$       0.00
                               ----------- ------------ ----------- ------------

     LOSS PER COMMON SHARE -
     ASSUMING FULL DILUTION:
       Net loss before
         extraordinary item    $      0.00 $       0.00  $      0.00$       0.00
       Net extraordinary item  $      0.44 $       0.00  $      0.44$       0.00
                               ----------- ------------ ----------- ------------
                               $      0.44 $       0.00  $      0.44$       0.00
                               ----------- ------------ ----------- ------------



      The accompanying notes are an integral part of these financial statements

                 GULF EXPLORATION CONSULTANTS, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENT OF CASH FLOWS





                                                     Six months ended
                                                     ----------------
                                                June 30, 1996 December 31, 1995
                                                 (unaudited)      (audited)
                                                ------------- -----------------

     OPERATING ACTIVITIES:
       Net profit (loss)                          $869,227        $(426,017)
       Adjustments to reconcile net loss to
          net cash used in operating activities
       Disposal of subsidiary and reorganization
          of share structure                       876,993               --
       Depreciation, depletion and amortization         --           37,130
       Net change in accounts receivable,
          accounts payable and other                    --          (30,219)
       Change in operating accounts payable and
          accrued liabilities, net                      --          119,068
                                                  --------        ---------

       Net cash flows used in operating activities  (7,766)        (300,038)


     INVESTING ACTIVITIES:
       Proceeds of sale of property                     --               --
       Purchase of equipment                            --           (9,853)
       Deferred expenditure                             --          (81,039)
                                                   --------        ---------

       Net cash flows provided by (used in)
         investing activities                           --          (90,892)
                                                  --------        ---------


     FINANCING ACTIVITIES:
       Repayment of capital lease obligation            --           (3,343)
       Proceeds of short term loan                      --          200,000
       Loan from affiliate                              --          179,728
                                                  --------        ---------

       Net cash flows provided by financing
         activities                                     --          376,385
                                                  --------        ---------


     INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                          (7,766)          (14,545)


     CASH AND CASH EQUIVALENTS, beginning of
        period                                     10,425            26,586
                                                 --------        ----------


     CASH AND CASH EQUIVALENTS, end of period    $  2,659        $   12,041
                                                 --------        ----------


      The accompanying notes are an integral part of these financial statements

                 GULF EXPLORATION CONSULTANTS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (1)  GENERAL
          -------

     The financial statements of Gulf Exploration Consultants, Inc. and subsidiaries (collectively the "Company") for the period ended June 30, 1996 are unaudited but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the results for such periods. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report included in the Form 10-K for the year ended December 31, 1995.

          GOING CONCERN ASSUMPTION
          ------------------------

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

          CHANGE OF MANAGEMENT
          --------------------

     On July 10, 1996, the Company accepted the resignation of L. George Rieger as President and Chairman of the Board of Directors of the Company. Daniel Murphy was appointed as Director and President of the Company to fill the vacancy caused by Mr. Rieger's resignation. Mr. Murphy is a financial consultant.

          RECAPITALIZATION AND SALE OF SUBSIDIARY
          ---------------------------------------

     Effective June 17, 1996, after obtaining stockholder approval, Micron Ltd. ("Micron") acquired 3,954,545 shares totaling 72.5% of the Common Stock of Emerging Money Limited ("Emerging Money") from the Company. In consideration for such shares Micron had paid the Company 39, 546 Irish Pounds (US$ 63,293 equivalent as of December 31, 1995) and had paid on behalf of Emerging Money approximately US$ 80,000 which enabled Emerging Money to discharge certain agreed creditors.

     Effective July 10, 1996, pursuant to a Letter Agreement, dated December 22, 1995 (the "Letter Agreement"), among the Company, Minmet plc, Osprey Investments, Inc. (formerly, DRM&S, Inc., "Osprey") and Dennis Mensch ("Mensch"), Osprey and Mensch each exchanged promissory notes, dated March 1995, in the principal amount of $100,000 each plus accrued interest, for 438,040 shares each of the Company's Common Stock. Each of Osprey and Mensch holds a 22% interest in the Company as a result of this recapitalization. Also pursuant to the Letter Agreement, effective June 17, 1996, Minmet reduced its beneficial interest in the Company from 56% to 15% and the Company transferred its remaining 27.5% interest in Emerging Money to Minmet. The Company no longer has any interest in Emerging Money.

     The Company is presently seeking new business opportunities.

     (2)  INCOME/LOSS PER COMMON SHARE
          ---------------------

     Income/loss per common share is based on the weighted average number of shares of Common Stock outstanding during each period. The average number of shares outstanding for the three month periods ended June 30, 1996 and 1995 was 1,991,092 and 1,999,980 shares, respectively.

     Common stock equivalents are antidilutive and are not considered in the calculations of income/loss per share.

     (3)  COMMITMENTS AND CONTINGENCIES
          -----------------------------

     As of August 26, 1996, the Company has not filed certain federal and state income tax returns for the years ended 1991, 1992, 1993, 1994 and 1995. It is management s intent to file the required tax returns in 1996.
     Management believes penalties for late filing will not be material to the financial statements.

     (4)  COMMON STOCK REVERSE SPLIT
          --------------------------

     Effective June 17, 1996, stockholders approved a one-for-fifty reverse split of the Company's Common Stock. All references in the financial statements to average number of shares and per share amounts of the Company's Common Stock have been retroactively restated to reflect the reverse split. In addition, stockholders also approved the reduction in the number of authorized shares of Common Stock from 100,000,000 to 10,000,000.

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               ---------------------------------------------------------------
               RESULTS OF OPERATIONS.
               ---------------------

          RESULTS OF OPERATIONS

     The net loss for the three month period ended June 30, 1996 was $8,484. Expenses of $17,863 were incurred in professional fees during the quarter.

          LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN ASSUMPTIONS

     As indicated in Note (1) to the Financial Statements, effective June 17, 1996 the Company disposed of its entire interest in Emerging Money, including all related liabilities. The Company registered a $877,711 extraordinary accounting gain resulting from the disposition of such subsidiary and the related liabilities.

     Pursuant to a letter agreement, dated July 10, 1996, Mensch loaned the Company $25,866, $15,866 of which was used to pay a portion of the Company's accounting and legal fees existing at November 15, 1995 that were incurred in connection with the recapitalization of the Company and the remaining $10,000 is being used to provide the Company with some short term working capital. The $25,866 loan by Mensch is evidenced by a promissory note, dated July 10, 1996, that matures on July 1, 1997 (subject to prepayment upon a sale of a controlling interest in the Company) and bears interest at a rate of 7% per annum.

     Pursuant to a separate letter agreement, dated July 10, 1996, Osprey agreed to loan the Company an aggregate of $25,866. Of that amount $15,866 is to be used to pay a portion of the Company's accounting and legal fees existing at November 15, 1995, that were incurred in connection with the recapitalization of the Company. The Company received $5,000 of the $15,866 on July 10, 1996 and the remaining $10,000 is to be paid to the Company in five monthly installments of $2,173.20. Osprey agreed to loan the Company an additional $10,000 to be used to provide the Company with a portion of its short term working capital. Of the $10,000 amount, $5,000 was paid on July 10, 1996 and the remaining $5,000 is payable upon the request of the Board of Directors of the Company. Osprey's loan is evidenced by a promissory note, dated July 10, 1996 that matures on July 1, 1997 (subject to prepayment upon a sale of a controlling interest in the Company) and bears interest at a rate of 7% per annum.

     The Company presently has no operations or business activity. Management, however, is seeking new business opportunities for the Company. The intention is to identify and enter into an arrangement for a business which would present growth prospects to stockholders. The arrangement would be subject to approval by stockholders.

     Presently, the only expenses incurred by the Company are expenses related to maintaining the Company's status as a filer of reports pursuant to the Securities Exchange Act of 1934, as amended, and stockholder matters and expenses incurred in connection with seeking new business opportunities. The Company anticipates incurring additional legal and accounting expenses for services rendered and to be rendered by its management, attorneys and accountants in connection with the reorganization of the Company and certain follow up work related thereto and the search for and any negotiations in connection with an acquisition transaction.


                                       PART II

                                  OTHER INFORMATION

     ITEM 2.   CHANGES IN SECURITIES.
               ---------------------

     On June 17, 1996, the Company filed amendments to its Certificate of Incorporation with the Secretary of State of the State of Delaware which
     (i) reduced the number of outstanding shares of the Company's Common Stock, $.01 par value ("Common Stock"), through a one-for-fifty reverse split (the "Reverse Split"); and (ii) reduced the number of authorized shares of Common Stock from 100,000,000 to 10,000,000 shares.

     The amendments were approved by the Company's stockholders at a special meeting of stockholders held on June 17, 1996 and became effective as of the time of filing with the Secretary of State of the State of Delaware (the "Effective Time").

     At and after the Effective Time each share of Common Stock issued and outstanding immediately prior to the Effective Time was reclassified and changed into one-fiftieth (1/50) of one (1) share of Common Stock, $.01 par value (shares of Common Stock issued and outstanding prior to the Effective Time being hereinafter called "Old Shares" and shares of Common Stock issued and outstanding at and after the Effective Time being hereinafter called "New Shares"); provided, however, that no fractional New Shares are to be issued as a result of the reverse split. In lieu of fractional shares, each stockholder whose Old Shares were not evenly divisible by fifty were rounded up or down to the nearest whole share, except that record holders of 25 or fewer shares received one New Share.

     Certificates for Common Stock dated on or before June 17, 1996 represent Old Shares. Certificates dated after June 17, 1996 reflect the reverse stock split, and represent New Shares. Stockholders will be asked to surrender all certificates representing Old Shares in exchange for certificates representing the appropriate number of New Shares in accordance with the procedures set forth in a letter of transmittal that will be sent to stockholders by the Company. Stockholders should not submit their certificates representing Old Shares until requested to do so.

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.
               ---------------------------------------------------

     The Company held a Special Meeting of Stockholders on June 17, 1996. The following three directors were elected to serve until the next annual meeting of stockholders and thereafter, until their successors are elected and qualified.


                Name                  Votes "FOR"          Votes "WITHHELD"
            ----------                ----------           ----------------
          Jeremy Metcalfe             67,768,356                  80
           Michael Nolan              67,768,356                  80
         L. George Rieger             67,768,356                  80

     The stockholders also approved the transactions contemplated by the Subscription Agreement and Option, dated December 7, 1995, among the Company, Minmet plc, Micron Ltd., and Emerging Money Limited ("Emerging Money"). The transaction involved, among other things, the disposition of the Company's interest in Emerging Money. The stockholder vote was as follows:

                         FOR:           67,743,226
                         AGAINST:               40
                         ABSTAIN:           25,170
                         BROKER NO VOTE:         0

     The stockholders also approved amendments to the Company's Certificate of Incorporation to effect the recapitalization of the Corporation whereby (i) the Reverse Split was effected and (ii) the number of authorized shares of Common Stock was reduced from 100,000,000 to 10,000,000. The stockholder vote on such amendments was as follows:

                         FOR:           67,743,226
                         AGAINST:              119
                         ABSTAIN:           25,150
                         BROKER NO VOTE:         0


     ITEM 5.   OTHER EVENTS.
               ------------

     On July 10, 1996, L. George Rieger resigned as President, Chairman and Director of the Company. Daniel Murphy was appointed to the Board of Directors of the Company and to the office of President as of July 10, 1996 by unanimous written consent of the Board of Directors of the same date. Mr. Murphy is a financial consultant.


     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
               --------------------------------

     (a)  Exhibit 27.    Financial Data Schedule

            (b) The Company filed a Form 8-K for an event of June 17, 1996 reporting in Item 2 the disposition of its interest in Emerging Money Limited and in Item 5 the recapitalization.

                                      SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        GULF EXPLORATION CONSULTANTS, INC.


     Date:   August 30, 1996
                                        /s/ Daniel Murphy
                                       -----------------------------------------
                                             Daniel Murphy,
                                             President





                                        /s/ Michael H. Nolan
                                       -----------------------------------------
                                             Michael H Nolan,
                                             Chief Financial Officer