Form 10-Q/A
period 1996-06-30
GULF EXPLORATION CONSULTANTS INC
filed 1997-05-09
CIK 824088

SECURITIES AND EXCHANGE
                                ----------------------
                                      COMMISSION
                                     -----------
                                WASHINGTON, D.C. 20549
                               -----------------------

                                      FORM 10-QA
                                      ----------

          [X]  Quarterly  Report  Pursuant  to  Section   13  or  15(d)  of  the
               Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996.

           - Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
               ---     ---


          Commission File No. 0-17246

                          GULF EXPLORATION CONSULTANTS, INC.
                (Exact name of registrant as specified in its charter)

               DELAWARE                                76-0293525
               --------                                ----------
          (State or other jurisdiction of    (IRS Employer Identification No.)
          incorporation or organization)

        One Independent Drive, Suite 2201 Jacksonville, Florida  32202
     -------------------------------------------------------------------------
                         (Address of principal Offices) (Zip Code)

            Registrant's telephone number including area code:  (904) 745-6981
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

              10 Rockefeller Plaza, New York, N.Y.  10020 (212) 247-2120
     -------------------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last year)


          YES    X      NO
              -------      -------

          The number of shares of common stock outstanding as of June 30, 1996 was 1,991,092.

                                        INDEX

                 GULF EXPLORATION CONSULTANTS, INC. AND SUBSIDIARIES


                           10-QA - QUARTER ENDED 30 JUNE 1996

                             REVISED FILING (APRIL 1997)


     PART I.  FINANCIAL INFORMATION

       Item 1. Financial Statements (unaudited)

               Consolidated Balance Sheets - June 30, 1996 (unaudited) and December 31, 1995.

               Consolidated Statement of Operations - three and six months ended June 30, 1995 and 1996 (unaudited).

               Consolidated Statement of Cash Flows - six months ended June 30, 1996 (unaudited) and June 30, 1995 (unaudited).

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

                                        PART I

                                FINANCIAL INFORMATION

     Item 1.   FINANCIAL STATEMENTS.
               --------------------


                 GULF EXPLORATION CONSULTANTS, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS




                                       June 30, 1996   December 31, 1995
                                        (unaudited)        (audited)
                                       -------------   -----------------

                  ASSETS
                  ------


      CURRENT ASSETS:
           Cash and cash equivalents       $ 2,659            $10,425
           Accounts receivable                  --             27,111
                                          --------           --------
                Total Current Assets         2,659             37,536
                                          --------           --------


      PROPERTY, PLANT AND EQUIPMENT, at cost
           Equipment                            --             80,242
           Less - Accumulated
            depreciation                        --             31,840
                                          --------           --------
                                                --             48,402
                                          --------           --------



                                           $ 2,659            $85,938
                                          ========           ========




     The accompanying notes are an integral part of these financial statements

                 GULF EXPLORATION CONSULTANTS, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS

                                                    June 30,    December 31,
                                                     1996          1995
                                                  (unaudited)    (audited)
                                                  ----------    -----------
      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------

      CURRENT LIABILITIES:
           Accounts payable                     $    26,080   $   114,304
           Accrued expenses                           4,262        34,655
           Deferred income                               --        36,347
           Due to affiliates                             --       365,666
           Current portion of capital
            lease obligations                            --         5,930
           Other                                         --       246,900
                                                   --------      --------
                Total Current Liabilities            30,342       803,802
                                                -----------   -----------


      STOCKHOLDERS' EQUITY

           Common Stock, $0.01 par value,
           10,000,000 and 100,000,000 shares
           authorized, 1,991,092 and 99,999,000
           shares issued and outstanding as of
           June 30, 1996 and December 31,
           1995, respectively                        19,911       999,990
           Additional paid-in capital             7,629,868     6,449,789
           Accumulated deficit                   (7,677,462)   (8,148,814)
           Accumulated translation                       --       (18,829)
            adjustments                          ----------    ----------
                                                    (27,683)     (717,864)
                                                -----------   -----------


                                                $     2,659   $    85,938
                                                ===========   ===========

                 GULF EXPLORATION CONSULTANTS, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENT OF OPERATIONS

                                        Three months ended    Six months ended
                                        ------------------    ----------------
                                        June 30,   June 30,   June 30,  June 30,
                                         1996       1995        1996      1995
                                         (un-       (un-        (un-      (un-
                                       audited)    audited)   audited)  audited)
                                       --------    --------   --------  --------

     OPERATING REVENUES:
          Subscription revenues        $     --   $ 19,852    $    --  $ 32,984
          Other income                       --      4,747      9,370     8,245
                                       --------   --------    -------  --------
                                             --     24,599      9,370    41,229
                                       --------   --------    -------  --------

     OPERATING EXPENSES:
          On-line service production
           costs                             --    (70,998)        --  (154,777
          Technical, general and
           administrative                    --   (140,336)   (17,863) (274,926)
          Gain on disposal of
          subsidiary                    479,837          -    479,837         -
          Depreciation, depletion and
           amortization                       -    (19,914)         -   (37,130)
                                       --------   --------   --------  --------
                                        479,837   (231,248)   461,974  (466,833)
                                       --------   --------   --------  --------

     GAIN (LOSS) FROM OPERATIONS        479,837   (206,649)   471,344  (425,604)
                                       --------   --------   --------  --------

     OTHER INCOME EXPENSE:
          Interest expense                   --       (221)        --      (479)
          Interest income                     -         42          8        66
                                       --------   --------   --------  --------
                                              -       (179)         8      (413)
                                       --------   --------   --------  --------

     PROFIT (LOSS) BEFORE INCOME
     TAX PROVISION                      479,837   (206,828)   471,352  (426,017)

     INCOME TAX PROVISION                    --         --         --        --
                                       --------   --------   --------  --------

     NET PROFIT (LOSS) TO COMMON       $479,837  $(206,828)  $471,352 $(426,017)
     STOCKHOLDERS                      ========  =========   ======== =========

     NET PROFIT (LOSS) PER COMMON
     SHARE:                             $ 0.24    $(0.10)     $0.24    $(0.21)
                                        ======    ======      =====    ======

     NET PROFIT (LOSS) PER COMMON
     SHARE ASSUMING FULL DILUTION       $ 0.24    $(0.10)     $0.24    $(0.21)
                                        ======    ======      =====    ======


      The accompanying notes are an integral part of these financial statements

                 GULF EXPLORATION CONSULTANTS, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENT OF CASH FLOWS


                                                 Six months ended
                                                 ----------------
                                              June 30,       June 30,
                                               1996           1995
                                            (unaudited)    (unaudited)
                                            -----------    -----------
      OPERATING ACTIVITIES:
           Net profit (loss)                  $471,352      $(426,017)
           Adjustments to reconcile net
            loss to net cash used in
            operating activities
           Disposal of subsidiary and
            reorganization of share
            structure                         (436,412)            --
           Depreciation, depletion and
            amortization                            --         37,130
           Net change in accounts
            receivable, accounts payable
            and other                               --        (30,219)
           Change in operating accounts
            payable and accrued
            liabilities, net                   (42,706)       119,068
                                              --------       --------

           Net cash flows used in
            operating activities                (7,766)      (300,038)


      INVESTING ACTIVITIES:
           Proceeds of sale of property             --             --
           Purchase of equipment                    --         (9,853)
           Deferred expenditure                     --        (81,039)
                                              --------       --------

           Net cash flows provided by
            (used in) investing
            activities                              --        (90,892)
                                              --------       --------


      FINANCING ACTIVITIES:
           Repayment of capital lease
            obligation                              --         (3,343)
           Proceeds of short term loan              --        200,000
           Loan from affiliate                      --        179,728
                                              --------       --------

           Net cash flows provided by
            financing activities                    --        376,385
                                              --------       --------


      INCREASE (DECREASE) IN CASH
       AND CASH EQUIVALENTS                     (7,766)       (14,545)


      CASH AND CASH EQUIVALENTS,
       beginning of period                      10,425         26,586
                                              --------       --------


      CASH AND CASH EQUIVALENTS,
        end of period                         $  2,659      $  12,041
                                              --------       --------

      SUPPLEMENTAL INFORMATION:
           Non Cash Transactions:
                Conversion of debt
                  to equity                   $200,000      $      --
                                              ========      =========


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

     Effective July 10, 1996, pursuant to a Letter Agreement, dated December 22, 1995 (the "Letter Agreement"), among the Company, Minmet plc, Osprey
     Investments, Inc. (formerly, DRM&S, Inc., "Osprey") and Dennis Mensch ("Mensch"), Osprey and Mensch each exchanged promissory notes, dated March 1995, in the principal amount of $100,000 each plus accrued interest, for 438,040 shares each of the Company's Common Stock. Each of Osprey and Mensch holds a 22% interest in the Company as a result of this recapitalization. Also pursuant to the Letter Agreement, effective June 17, 1996, Minmet reduced its beneficial interest in the Company from 56% to 15% and the Company transferred its remaining 27.5% interest in Emerging Money to Minmet. The Company no longer has any interest in Emerging Money and has no operating activities.

     The Company is presently seeking new business opportunities.

     (2)  INCOME/LOSS PER COMMON SHARE
          ----------------------------

     Profit (loss) per common share is based on the weighted average number of shares of Common Stock outstanding during each period. The average number of shares outstanding for the three month periods ended June 30, 1996 and 1995 was 1,991,092 and 1,999,980 shares, respectively.

     Profit (loss) per common share, assuming full dilution, is based on the weighted average number of common shares outstanding during each period. The average number of shares used to compute the fully diluted loss per share was 1,991,092 and 1,999,980 common shares for the three month periods ended June 30, 1996 and 1995, respectively.

     Common stock equivalents are antidilutive and are not considered in the calculations of income/loss per share.

     (3)  COMMITMENTS AND CONTINGENCIES
          ----------------------------

     As of August 26, 1996, the Company has not filed certain federal and state income tax returns for the years ended 1991, 1992, 1993, 1994 and 1995. It is management s intent to file the required tax returns in 1996. Management believes penalties for late filing will not be material to the financial statements.

     (4)  COMMON STOCK REVERSE SPLIT
          --------------------------

     Effective June 17, 1996, stockholders approved a one-for-fifty reverse split of the Company's Common Stock. All references in the financial statements to average number of shares and per share amounts of the Company's Common Stock have been retroactively restated to reflect the reverse split. In addition, stockholders also approved the reduction in thenumber ofauthorized shares ofCommon Stock from100,000,000 to 10,000,000.

     ITEM 2.   MANAGEMENT'S DISCUSSION AND  ANALYSIS OF FINANCIAL CONDITION  AND
               -----------------------------------------------------------------
     RESULTS OF OPERATIONS.
     ---------------------

          RESULTS OF OPERATIONS

     The net profit for the three month period ended June 30, 1996 was $479,837. The profit arose as a result of the disposal of the Company's entire
     interest in Emerging Money which gave rise to a gain of $479,837.   This
     gain arose because liabilities in the amount of $583,737 which had been attributable to the Company through its 100% ownership of Emerging Money were eliminated by the Company upon the disposition of its interest in Emerging Money. The elimination of such liabilities did not give rise to a tax event to the Company.

          LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN ASSUMPTIONS

     As indicated in Note (1) to the Financial Statements, effective June 17, 1996 the Company disposed of its entire interest in Emerging Money,
     including all  related  liabilities.   The  Company recognized a $479,837
     gain resulting from the  disposition of such subsidiary.

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

                Name                 Votes "FOR"            Votes "WITHHELD"
              --------               -----------            ----------------
          Jeremy Metcalfe             67,768,356                   80
           Michael Nolan              67,768,356                   80
          L. George Rieger            67,768,356                   80

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


     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
               ---------------------------------

            (a)     Exhibits

     Exhibit 27.    Financial Data Schedule

            (d) The Company filed a Form 8-K for an event of June 17, 1996 reporting in Item 2 the disposition of its interest in Emerging Money Limited and in Item 5 the recapitalization.

                                      SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        GULF EXPLORATION CONSULTANTS, INC.


     Date:   April 29, 1997              /s/ Daniel Murphy
                                        ----------------------------------
                                             Daniel Murphy,
                                             President




                                         /s/ Michael H. Nolan
                                        ----------------------------------
                                             Michael H Nolan,
                                             Chief Financial Officer

                           EXHIBIT INDEX

         Exhibit          Description
         -------          -----------

           27             Financial Data Schedule