Form 10-Q
period 1996-09-30
GULF EXPLORATION CONSULTANTS INC
filed 1997-05-09
CIK 824088

SECURITIES AND EXCHANGE
                               -----------------------

                                      COMMISSION
                                      ----------

                                WASHINGTON, D.C. 20549
                                ----------------------


                                      FORM 10-Q
                                      ---------


          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996.

           - Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period
               from      to
                    ----   -----


          Commission File No. 0-17246

                          GULF EXPLORATION CONSULTANTS, INC.
                (Exact name of registrant as specified in its charter)

               DELAWARE                           76-0293525
               --------                           ----------

          (State or other jurisdiction of    (IRS Employer Identification No.)
          incorporation or organization)

          One Independent Drive, Suite 2201 Jacksonville, Florida  32202
     ---------------------------------------------------------------------------
                      (Address of principal Offices) (Zip Code)

          Registrant's telephone number including area code: (904) 745-6981
                                                             --------------


              10 Rockefeller Plaza, New York, NY 10020    (212) 247-2120
     ---------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


          YES          NO    X
             --------    --------

          The number of shares of common stock outstanding as of March 13, 1997 was 1,991,092.

                                        INDEX

                 GULF EXPLORATION CONSULTANTS, INC. AND SUBSIDIARIES

                        10-Q - QUARTER ENDED 30 SEPTEMBER 1996


     PART I.  FINANCIAL INFORMATION

       Item 1. Financial Statements (unaudited)

               Consolidated Balance Sheets - September 30, 1996 (unaudited) and December 31, 1995.

               Consolidated Statement of Operations - three and nine months ended September 30, 1995 and 1996 (unaudited).

               Consolidated Statement of Cash Flows - nine months ended September 30, 1996 (unaudited) and September 30, 1995 (unaudited).

               Notes to Consolidated Financial Statements.

       Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


     PART II.  OTHER INFORMATION

       Item 5. Other Events.

       Item 6. Exhibits and Reports on Form 8-K


     SIGNATURES

                            PART I - FINANCIAL INFORMATION



                 GULF EXPLORATION CONSULTANTS, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS




                                       September 30,    December 31,
                                           1996             1995
                                        (unaudited)      (audited)
                                      --------------   -------------
                  ASSETS
                  ------

      CURRENT ASSETS:
           Cash and cash equivalents       $ 5,019         $10,425
           Accounts receivable                  --          27,111
                                           -------         -------
                Total Current Assets       $ 5,019          37,536
                                                           -------


      PROPERTY, PLANT AND EQUIPMENT,
      at cost
           Equipment                            --          80,242
           Less - Accumulated                   --          31,840
            depreciation                   -------         -------
                                                --          48,402
                                           -------         -------



                                           $ 5,019         $85,938
                                           =======         =======





      The accompanying notes are an integral part of these financial statements

                 GULF EXPLORATION CONSULTANTS, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS



                                             September       December 31,
                                              30,1996           1995
                                            (unaudited)       (audited)
                                            -----------      -----------


         LIABILITIES AND STOCKHOLDERS' DEFICIT
         -------------------------------------

      CURRENT LIABILITIES:
           Accounts payable               $      8,414      $   114,304
           Accrued expenses                      2,500           34,655
           Deferred income                          --           36,347
           Due to affiliates                        --          365,666
           Current portion of capital               --            5,930
            lease obligations
           Other                                35,866          246,900
                                             ---------      -----------
                Total Current                   46,780          803,802
                 Liabilities                ----------      -----------


      STOCKHOLDERS' DEFICIT

           Common Stock, $0.01 par value,
           10,000,000 and 100,000,000
           shares authorized, 1,991,092
           and 99,999,000 shares issued
           and outstanding as of
           September 30, and
           December 31, 1995,
           respectively                         19,911          999,990
           Additional paid-in capital        7,629,868        6,449,789
           Accumulated deficit              (7,691,540)      (8,148,814)
           Accumulated translation                  --          (18,829)
             loss                           ----------       ----------

                Total Stockholders'            (41,761)        (717,864)
                 Deficit                  ------------     ------------



                                          $      5,019      $    85,938
                                          ============      ===========




    The accompanying notes are an integral part of these financial statements

                 GULF EXPLORATION CONSULTANTS, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENT OF OPERATIONS



                               Three months ended         Nine months ended
                               ------------------         -----------------
                             September     September    September    September
                                30,           30,         30,           30,
                               1996          1995        1996          1995
                            (unaudited)   (unaudited)  (unaudited)  (unaudited)
                            -----------   ----------   -----------  -----------


      OPERATING REVENUES:
        Subscription
         revenues           $      --     $ 23,286     $     --     $  56,270
        Other income            2,371           --       11,741         8,245
                            ---------     --------     --------     ---------
                                2,371       23,286       11,741        64,515
                            ---------     --------     --------     ---------

      OPERATING EXPENSES:
        On-line service
         production costs          --     (107,510)          --     (262,287)
        Technical, general
         and administrative   (16,457)     (70,138)     (34,320)    (345,064)
        Disposal of
         subsidiary
         undertaking               --           --      479,837            0
        Depreciation,
         depletion and             --      (26,804)          --      (63,934)
         amortization       ---------     --------     --------     --------

                              (16,457)    (204,452)     445,517     (671,285)
                            ---------     --------     --------     --------

      GAIN (LOSS) FROM
      OPERATIONS              (14,086)    (181,166)     457,258     (606,770)
                            ---------     --------     --------     --------

      OTHER INCOME EXPENSE:
        Interest expense           --         (313)          --         (792)
        Interest income             8           24           16           90
                            ---------     --------  -  --------     --------
                                    8         (289)          16         (702)
                            ---------     --------     --------     --------

      PROFIT (LOSS) BEFORE
      INCOME TAX              (14,078)    (181,455)     457,274     (607,472)

      INCOME TAX PROVISION         --           --           --           --
                            ---------     --------     --------     --------

      NET PROFIT (LOSS) TO   $(14,078)   $(181,455)    $457,274    $(607,472)
      COMMON STOCKHOLDERS     =======    =========     ========    =========

      PROFIT/LOSS PER        $  (0.01)   $   (0.09)    $   0.23    $   (0.31)
      COMMON SHARE           ========    =========     ========    =========

      PROFIT/LOSS PER
      COMMON SHARE
      ASSUMING FULL          $  (0.01)   $   (0.09)    $   0.23    $   (0.31)
      DILUTION               ========    ==========    ========    =========


    The accompanying notes are an integral part of these financial statements

                 GULF EXPLORATION CONSULTANTS, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENT OF CASH FLOWS

                                                 Nine months ended
                                                 -----------------
                                             Sept 30,        Sept 30,
                                               1996            1995
                                            (unaudited)     (unaudited)
                                            -----------      ---------
      OPERATING ACTIVITIES:
           Net profit (loss)                  $457,274       $(607,471)
           Adjustments to reconcile net
             loss to net cash used in
             operating activities
           Depreciation, depletion and
             amortization                           --          65,621
           Adjustment on disposal of
             subsidiary                       (436,412)             --

           (Increase) decrease in
             Accounts receivable,
               prepaid expenses
               and other                            --          (1,979)

           Increase (decrease) in
             Accounts payable and
               accrued expenses                (62,134)         94,938
                                              --------        --------

             Net cash flows used in
              operating activities             (41,272)       (448,891)


      CASH FLOWS FROM INVESTING ACTIVITIES:
             Purchase of property, plant
               and equipment                        --         (11,471)
             Deferred expenditure                   --         (81,039)
                                              --------        --------

             Net cash flows provided by
               (used in) investing
               activities                           --         (92,510)
                                              --------        --------

      FINANCING ACTIVITIES:
             Repayment of Capital
               Lease Obligation                     --          (5,827)
             Proceeds of short term loan            --         200,000
             Loan from Affiliate                35,866         328,135
                                              --------        --------

             Net cash flows provided by             --         522,308
               financing activities           --------        --------


      INCREASE (DECREASE) IN CASH
       AND CASH EQUIVALENTS                     (5,406)        (19,093)


      CASH AND CASH EQUIVALENTS,
      beginning of period                       10,425          26,586
                                              --------        --------

      CASH AND CASH EQUIVALENTS,
      end of period                           $  5,019       $   7,493
                                              --------       ---------

      SUPPLEMENTAL INFORMATION:
             Non Cash Transactions:
                  Conversion of debt to
                    equity                    $200,000       $      --
                                              ========       =========


    The accompanying notes are an integral part of these financial statements

                 GULF EXPLORATION CONSULTANTS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (1)  GENERAL
          -------

     The financial statements of Gulf Exploration Consultants, Inc. and subsidiaries (collectively the "Company") for the three month period ended September 30, 1996 are unaudited but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the results for such periods. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report included in the Form 10-K for the year ended December 31, 1995.

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

     (2)  INCOME/LOSS PER COMMON SHARE
          ----------------------------

     Profit/loss per common share is based on the weighted average number of shares of Common Stock outstanding during each period. The average number of shares outstanding for the three month periods ended September 30, 1996 and 1995 was 1,991,092 and 1,999,980 shares, respectively.

     Profit/loss per common share, assuming full dilution, is based on the weighted average number of common shares outstanding during each period. The average number of shares used to compute the fully diluted loss per share was 1,991,092 and 1,999,980 common shares for the three month periods ended September 30, 1996 and 1995, respectively.

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

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               ---------------------------------------------------------------
               RESULTS OF OPERATIONS.
               ---------------------

          RESULTS OF OPERATIONS

     The other income represents oil and gas royalties on the Company's oil and gas interests. The net loss for the three month period ended September 30, 1996 was $14,078. Expenses of $16,457 were incurred in professional fees during the quarter.

          LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN ASSUMPTIONS

     As indicated in Note (1) to the Financial Statements, effective June 17, 1996 the Company disposed of its entire interest in Emerging Money, including all related liabilities. The Company recognized a $479,837 gain resulting from the disposition of such subsidiary and the related liabilities.

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


     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
               --------------------------------

     (a)  Exhibit 27.    Financial Data Schedule

     (b) The Company did not file any report on Form 8-K for the quarter ended September 30, 1996.

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        GULF EXPLORATION CONSULTANTS, INC.


     Date:   April 29, 1997
                                          /s/ Danial Murphy
                                        ------------------------------------
                                             Daniel Murphy,
                                             President





                                          /s/ Michael H. Nolan
                                        ------------------------------------
                                             Michael H. Nolan,
                                             Chief Financial Officer

                         EXHIBIT INDEX


          Exhibit             Description
          -------             -----------

            27                Financial Data Schedule