Form 10-K405
period 1996-12-31
GULF EXPLORATION CONSULTANTS INC
filed 1997-07-21
CIK 824088

=================================================================

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-K

                [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended December 31, 1996

                                          OR

               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from         to

                            Commission File Number 0-17246

                          GULF EXPLORATION CONSULTANTS, INC.
                (Exact name of registrant as specified in its charter)


                         Delaware                           76-0293525
              (State or other jurisdiction of            (I.R.S. Employer
              incorporation or organization)           Identification No.)


            One Independent Drive, Suite 2201,
                  Jacksonville, Florida                       32202
          (Address of principal executive office)          (Zip Code)

                            Registrant's telephone number,
                         including area code:  (904) 745-6981

             Securities registered pursuant to Section 12(b) of the Act:
                                         NONE

             Securities registered pursuant to Section 12(g) of the Act:
                        COMMON STOCK, PAR VALUE $.01 PER SHARE


               Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
          requirements for the past 90 days.  YES [   ]  NO [ X ]

               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
          amendment to this Form 10-K.  YES [ X ]  NO [   ]

               The aggregate market value of the voting stock held by non-affiliates of the Registrant at as of March 31, 1997, cannot be determined since there is no established public trading market for the registrant's common stock.

               At April 15, 1997, there were 1,991,092 shares of Common Stock outstanding.

               Documents incorporated by reference:  None

          =================================================================

                                        PART I

          ITEM 1.  BUSINESS.

          GENERAL

               Gulf Exploration Consultants Inc. ("the Company") is presently a "shell" corporation with no active business activities other than seeking the acquisition of an operating business or business opportunity. Management has been negotiating with International Form Corporation, a Florida corporation ("IFC") with respect to a possible merger transaction. IFC is engaged in the design, manufacture and sale of high technology concrete forming systems to serve the domestic and international residential housing and commercial high rise construction markets. Any transaction would be subject to the execution of a definitive agreement containing customary representations, covenants and closing conditions, approval of the Company's stockholders at a meeting to be called after filing with and clearance of requisite proxy materials by the Securities and Exchange Commission (the "SEC") and the satisfaction of customary closing conditions.

               The Company was incorporated under the laws of the State of Delaware on October 2, 1987. On September 15, 1988, the Company effected a roll-up transaction pursuant to which its wholly-owned subsidiaries Bengal Oil & Gas Corporation, a Colorado corporation, Gopher Exploration, Inc., a Texas corporation, GEC Texas, Inc. (formerly Gulf Exploration Consultants, Inc.), a Texas corporation, Dornoch Exploration, Inc., a Texas corporation and Vanderbilt Petroleum, Inc., a Delaware corporation, were rolled-up into the Company.

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

               In July 1989, the National Association of Securities Dealers, Inc. ("NASD") delisted the Company's Common Stock from the NASDAQ Small-Cap Market because of the lack of active market makers registered to trade in the Company's securities.

               An additional barrier to the Company's ability to obtain sufficient financing to fund its operations was the presence of a class of Preferred Stock of the Company which had a liquidation preference over the Company's Common Stock. Management determined that it would not be able to successfully obtain capital through the issuance of equity securities until it redeemed all of the Preferred Stock. Thus, over the period from 1990 through 1994, the Company redeemed all of the outstanding Preferred Stock. The Preferred Stock redemption, however, resulted in the Company disposing of substantially all of its remaining oil and gas assets. Subsequent to such redemption the Company did not have any active business or operations.

          EMERGING MONEY

               In December 1994, after engaging in negotiations with several other parties in an attempt to acquire a viable business opportunity for the Company, the Company acquired 100% interest in Emerging Money plc, a Republic of Ireland corporation ("Emerging Money"), from Minmet plc, a Republic of Ireland corporation ("Minmet"), for 758,845 shares* of the Company's Common Stock. Efforts were made to raise capital for developmental purposes and to have the Company's shares of Common Stock included for trading on the NASDAQ Small-Cap Market; however, the Company was not able to raise sufficient capital for such purposes. As a result of the Company's inability to raise sufficient capital, Minmet continued to fund Emerging Money's operations.

               Minmet had formed Emerging Money in June 1994 to hold investments in companies which provide electronically distributed market information on the world's emerging capital markets.

          ________________

          * All per share data in this Report gives effect to the 1-for-50 reverse stock split in June 1996.

          Emerging Money's principal operating subsidiary was Russiamoney Limited ("Russiamoney"), of which it held a 50% interest with the Investment & Analytical Centre of Moscow (the "IAC") owning the remaining 50% interest. The IAC was a Moscow based economic consultancy. In November 1995, the IAC terminated the arrangement as to Russiamoney because of non-payment by Emerging Money.

               The Company believes that the development of Emerging Money was curtailed for three reasons. First, Emerging Money was unable to meet its capital raising plan. It planned to raise $500,000 as bridge loans by January 1995, but was only able to raise $200,000 by March 1995. Second, sales of the existing Russiamoney services failed to grow at a significant level. Third, the retention of personnel placed further strains on Emerging Money's cash resources.

               By September 1995, year to date losses had reached more than $600,000 and Minmet, which had already provided Emerging Money with more than $350,000 in funding, was unable to continue providing financial support.

          MICRON TRANSACTION

               As a result of the inability of Minmet to continue funding Emerging Money and in order to discharge the March 1995 bridge loans of $100,000 each from Dennis Mensch ("Mensch") and DRM&S, Inc., now known as Osprey Investments Inc. ("Osprey"), repayable on June 30, 1995 with interest at 9% per annum (the "Bridge Notes") and to settle the loans advanced by Minmet to Emerging Money and the Company, the Board of Directors of the Company authorized, subject to stockholder approval, the transactions contemplated on behalf of the Company under (i) the Subscription Agreement and Option, dated December 7, 1995 (the "Micron Subscription"), among the Company, Minmet, Micron Ltd., an Isle of Man corporation ("Micron") and Emerging Money and (ii) the Letter Agreement, dated December 22, 1995 (the "Letter Agreement"), among the Company, Minmet, DRM&S and Mensch. (The transactions contemplated on behalf of the Company under the Micron Subscription and the Letter Agreement are collectively referred to herein as the "Micron Transaction").

               The Micron Subscription related to the acquisition by Micron of 3,954,545 newly issued shares of the common stock of Emerging Money. The acquisition resulted in Micron owning 72.5% of the then outstanding shares of Emerging Money and the Company's ownership interest in Emerging Money being reduced to 27.5% of Emerging Money shares then to be outstanding. In consideration for such Emerging Money shares, Micron paid Emerging Money 39,546 Irish Pounds (US$ 63,293 equivalent as of December 31, 1995) and paid on behalf of Emerging Money approximately US$ 80,000 which enabled Emerging Money to discharge certain agreed creditors. In addition Micron paid or advanced additional funds to creditors of Emerging Money to pay off certain liabilities and Micron had the right to control the management and finances of Emerging Money on a daily basis and to request Emerging Money to provide to Micron exclusive editing and administration services upon a fee basis. Furthermore, pursuant to the Micron Subscription, Micron controlled marketing for Emerging Money's services and collected and used in its sole discretion all revenues obtained from new subscribers. Revenues obtained from Russiamoney subscribers as of November 30, 1995 had been used by Emerging Money for working capital purposes. Micron was also given the right to use all names, trademarks and copyrights used in connection with the business of Emerging Money or its subsidiaries on an exclusive basis. As of the entry into the Micron Subscription, neither the Company nor Emerging Money had sufficient capital to maintain the continuing operations of Emerging Money. In December 1995, Micron made a separate arrangement with the IAC as to the former operations of Russiamoney. Prior to the Micron Subscription, Micron had no relationship with the Company or Minmet.

          CORPORATE RESTRUCTURING

               Following the closing of the Micron Subscription on June 17, 1996 after approval by the Company's stockholders, (i) each of Osprey and Mensch exchanged its Bridge Notes for Common Stock of the Company amounting to 22% of the shares then to be outstanding, (ii) the Company transferred its 27.5% interest in Emerging Money to Minmet in exchange for shares of the Company's Common Stock then owned by Minmet which reduced Minmet's holding of the Company's Common Stock from 56.37% to 15% of the shares then to be outstanding and the forgiveness of certain amounts due from the Company, (iii) the existing public stockholders of the Company then owned the balance of the outstanding shares of Common Stock (or 41%) and (iv) the Company had no further interest in Emerging Money nor any obligation for any liabilities of Emerging Money.

               Following the Micron Transaction, the Company had no business activity; however its management began seeking business opportunities for the Company. The intention was to identify and enter into an arrangement for a business which would present growth prospects to stockholders. Any arrangement will be subject to approval by stockholders. After reviewing possible acquisition prospects, active negotiations are being held with IFC. The Micron Subscription contains a non-competition covenant which restricts the Company from competing directly or indirectly in any business activities of the type carried on by Emerging Money and any of its subsidiaries at the closing of the Micron Transaction for a period of two years following such closing. Management has no plans to seek a business opportunity in the field of dissemination of financial information on emerging markets.

          ITEM 2.  DESCRIPTION OF PROPERTY

               The Company having ceased to operate its oil and gas business had no continuing interest in any properties at December 31, 1996 other than some minor [leasehold] interests. The Company operates from leased premises in Jacksonville, Florida, with some administrative functions carried on from Minmet's office in Dublin, Ireland. These premises are held on a week to week rent-free basis arrangement with the lessors. The lessor in Florida is Osprey and the lessor in Dublin is Minmet.

          ITEM 3.  LEGAL PROCEEDINGS

               The Company is not a party, and property of the Company is not subject, to a material legal proceeding.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               There were no matters submitted to a vote of security holders of the Company in the fourth quarter of 1996.


                                       PART II

          ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

               The Common Stock of the Company is traded in the over-the-counter market and the trading is inactive. Currently, there is no established public trading market for the Common Stock. The Common Stock was deleted from the Nasdaq system in July 1989 because there were no longer any active market makers registered to trade the securities.

               As of December 31, 1996, there were approximately 1,424 stockholders of record of the Company's Common Stock.

               The Company paid no dividends on the Common Stock in the fiscal years ended December 31, 1996, 1995 and 1994. Future dividend payments are dependent upon management's ability to acquire a profitable business into the Company and factors to be determined by its then Board of Directors and the absence of contractual or legal restrictions on the payment of dividends. No dividend payments are expected in 1997.

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

           FOR THE YEAR ENDED DECEMBER 31          1996             1995
           ------------------------------          ----             ----

           INCOME STATEMENT DATA:
           Revenues                            $   3,183      $   64,034
           Net income (loss)                     382,914        (712,694)
           Net income (loss) per common share       0.20           (0.01)


           BALANCE SHEET DATA:
           Total assets                           $5,789         $85,938
           Long-term obligations                       0               0
           Number of shares outstanding        1,991,092      99,999,000



           FOR THE YEAR ENDED                 1994        1993        1992
             DECEMBER 31                      ----        ----        ----
           ------------------

           INCOME STATEMENT DATA:
           Revenues                      $   8,045     $224,285      $11,859
           Net income (loss)              (106,562)     121,294      (15,442)
           Net income (loss) per common
             share                            0.00         0.00         0.00


           BALANCE SHEET DATA:
           Total assets                   $251,497     $111,491     $369,446
           Long-term obligations             5,035            0            0
           Number of shares
             outstanding                99,999,000   62,056,731   62,056,731


          ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          YEARS ENDED DECEMBER 31, 1996 AND 1995

               The Company had a net profit in 1996 of $382,914 compared to net loss in 1995 of $712,694. The $382,914 profit is made up of a gain of $479,837 from the disposition of the Company s shareholding in Emerging Money, other income of $3,183 from the winding up of the oil and gas businesses and these revenues being offset by legal, accounting and stock transfer fees amounting to approximately $84,912.

               Technical, general and administrative costs decreased from $700,672 in 1995 to $108,530 in 1996 due to the disposal of Emerging Money activity from the Company.

               Interest income amounted to $101 in 1996 compared to $322 in 1995 as the cash balances of the Company were reduced.

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

          LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN ASSUMPTIONS

               Based on the financial position of the Company at December 31, 1996 significant doubt exists about the Company's ability to continue as a going concern as the Company has, exclusive of extraordinary items, suffered recurring losses over the past years. The Company was successful in eliminating all of its debt, at a substantial discount, in 1991, 1992 and 1993. The Company has also been successful in eliminating all of the liquidation preference associated with its preferred stock by repurchasing such stock. The elimination of this liquidation preference has allowed management the chance to seek out new business opportunities which culminated in 1994 with the acquisition of Emerging Money. In June 1996, the Company disposed of Emerging Money. Since June 1996, operations have been limited to seeking an acquisition and preparing necessary SEC reports to maintain its status as an SEC reporting company.

               No assurance can be given that a new acquisition, such as with IFC, will be quickly effected, or, if effected, that the terms will be favorable or substantially non-dilutive to the stockholders of the Company, or that an active trading market would be created for the Common Stock.

          ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               Financial statements, financial statement schedules and supplementary data, listed under Item 14, are presented in a separate section of this Report beginning on Page F-1.

          ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

               In March 1995, the Company changed independent accountants from Arthur Andersen LLP to Berry, Dunn, McNeil and Parker. Arthur Andersen had represented the Company through its Houston, Texas office to service more efficiently the Company's previous oil and gas business and continued as accountant after such business activities were terminated and the Company was inactive and had relocated its administrative base to New York. There were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.


                                       PART III

          10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               The following table lists the names, ages, positions, and periods of service with the Company of its directors and executive officers.

                                      SERVED AS
                                      DIRECTOR
                 NAME         AGE       SINCE              POSITION
                 ----         ---     ---------            --------

           Daniel Murphy      54        1996       President

           Michael H. Nolan   35        1995       Chief Financial
                                                   Officer, Secretary and
                                                   Director

           Jeremy Metcalfe    57        1995       Director

               Daniel Murphy was appointed as a director and the President of the Company in July 1996. Mr Murphy has been a financial consultant and private investor since March 1996, and serves as President of Solutions Partners, Inc. From July 1993 to March 1996, he was an officer of Coleman & Company Securities, Inc., and prior thereto he was a Vice President of Brenner Securities, both of which are securities broker-dealers.

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

               The Board of Directors held three meetings during the 1996 fiscal year.

               The Company does not have any standing audit, nominating or compensation committee of the Board of Directors or committees performing similar functions.

               No director receives any compensation from the Company for serving in such position.

          ITEM 11.  EXECUTIVE COMPENSATION

          CASH COMPENSATION

               No executive officer of the Company received any compensation from the Company or any of its subsidiaries during 1996.

          STOCK OPTION PLAN

               The 1988 Stock Option Plan was terminated by the Board of Directors in January 1993. No options are outstanding under this Plan.

          ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

               The following table sets forth as of April 15, 1997 the beneficial ownership of each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) who is known by the Company to be the beneficial owner of more than 5% of any class of voting securities of the Company:

                                                    AMOUNT AND
                                                    NATURE OF
                                        TITLE OF    BENEFICIAL   PERCENT OF
            NAME AND ADDRESS             CLASS      OWNERSHIP      CLASS
            ----------------            --------    ---------   ----------

          Dennis Mensch               Common Stock   438,040       22.0%
          300 East 75th Street
          Apt. 29N
          New York, New York  10021

          Osprey Investments Limited  Common Stock   438,040       22.0%
          One Independent Drive
          Suite 2201
          Jacksonville, Florida
          32202

          Minmet plc                  Common Stock   298,664       15.0%
          51/52 Fitzwilliam Square
          Dublin 2, Ireland

          Security Ownership of Management

               The following table sets forth as of March 31, 1997 the beneficial ownership of each class of equity securities of the Company of (I) each current director of the Company and (ii) all executive officers and directors of the Company as a group. Such information is based solely upon information provided by such persons to the Company.
                                               AMOUNT AND
                                               NATURE OF
                                               BENEFICIAL     PERCENT OF
                 NAME        TITLE OF CLASS    OWNERSHIP         CLASS
                 ----        --------------    ---------      ----------

          Daniel Murphy       Common Stock        -0-             __

          Jeremy P. Metcalfe  Common Stock     298,664(1)        15.0%

          Michael H. Nolan    Common Stock     298,664(1)        15.0%

          All directors and   Common Stock     298,664(1)        15.0%
            executive
            officers as a
            group (3
            persons)

               (1) Mr. Metcalfe and Mr. Nolan represent Minmet on the Board of the Company. Mr. Metcalfe is Executive Chairman of Minmet and Mr. Nolan is Finance Director of Minmet.

          ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

               Michael H. Nolan, Chief Financial Officer, Secretary and a director of the Company, is the Finance Director of Minmet, and Jeremy Metcalfe, a Director of the Company, is the Chairman of the Board of Directors of Minmet. Prior to the Micron Transaction Minmet owned a majority of the outstanding shares of the Company's Common Stock. Pursuant to the Letter Agreement, Minmet assumed certain liabilities of the Company and exchanged shares of the Company's Common Stock held by it for the Company's interest in Emerging Money as part of the Micron Transaction. Messrs. Nolan and Metcalfe had an indirect interest in the Micron Transaction and the exchange of the Emerging Money Shares by reason of their executive positions in Minmet. See Item 1 of this Report.

               Pursuant to the Letter Agreement, and letter agreement of July 10, 1996, Mr. Mensch and Osprey, the principal stockholders of the Company had loaned $25,866 and $10,000, respectively, to the Company, bearing interest at 7% per annum. The maturity date of these loans were extended from July 1, 1997 to December 31, 1997.

               The Company uses offices premises rent-free in Florida and in Dublin leased from Daniel Murphy, President of the Company, and Minmet, respectively. See Item 2 of this Report.


                                       PART IV

          ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                    FORM 8-K

           EXHIBIT
           NUMBER                                                    PAGE
           --------------------------------------------------------------

           (a)(1)   Index to Financial Information:                  F-1

                    Report of Independent Auditors for the years
                    ended December 31, 1996 and 1995  . . . . . . .  F-2

                    Consolidated Balance Sheet as of December 31,
                    1996 and 1995 . . . . . . . . . . . . . . . . .  F-3

                    Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994 . F-4

                    Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994 . F-5

                    Notes to Consolidated Financial Statements  . .  F-6

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

          10.1 Agreement between the Company and Minmet plc relating to the purchase by the Company of Emerging Money plc dated December 16, 1994 (Reference is made to Exhibit 1 to Report on Form 8-K filed by the Company for an event of December 16, 1994).

          10.2 Agreement between the Company and Robert R. Hillery relating to the sale to Hillery of all the outstanding shares of Dornoch Inc. and GEC Texas Inc. in exchange for the cancellation of 6,446,375 shares of Common Stock held beneficially by Hillery in the Company. (Reference is made to Exhibit 10.3 to Report on Form 10-K for the fiscal year ended December 31, 1995).

          10.3 Subscription Agreement and Option, dated December 1995 among the Company, Minmet plc, Micron Ltd and Emerging Money Plc; (Reference is made to Exhibit 99.1 to Report on Form 8-K for an event of December 22, 1995).

          10.4 Letter Agreement dated December 22, 1995, among the Company, Minmet plc, (Osprey Investments, Inc. (formerly DRM&S Inc.) and Dennis Mensch (Reference is made to
                Exhibit 99.2 to Report on Form 8-K for an event of December 22, 1995).

          10.5* Letter Agreement, dated July 10, 1996, between the Company and Osprey Investments, Inc.

          10.6* Letter Agreement, dated July 10, 1996, between the Company and Dennis Mensch.

          21 Subsidiaries. At December 31, 1996, the Company did not have any active subsidiaries.

          27*   Financial Data Schedule.

               *       Filed herewith

          REPORTS ON FORM 8-K

               None.

                                      SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             GULF EXPLORATION CONSULTANTS,
                                                    INC.


                                             By: /s/ Daniel Murphy
                                                ---------------------------
                                                  Daniel Murphy
                                                  President


          Date:     July 10, 1997


               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


                Signature                   Title                Date
                ---------                   -----                ----

           /s/ Daniel Murphy
          -------------------------        Director          July 10, 1997
              Daniel Murphy

           /s/ Jeremy P. Metcalfe
          -------------------------        Director          July 10, 1997
           Jeremy P. Metcalfe


           /s/ Michael H. Nolan
          -------------------------      Director and
            Michael H. Nolan           Chief Financial       July 10, 1997
                                           Officer

                          GULF EXPLORATION CONSULTANTS, INC.

                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                     -------------------------------------------



                                                                      Page
                                                                      ----

          Report of Independent Auditors for the years ended
          December 31, 1996 and 1995  . . . . . . . . . . . . . . .   F-2

          Consolidated Balance Sheets as of December 31, 1996 and
          1995  . . . . . . . . . . . . . . . . . . . . . . . . . .   F-3

          Consolidated Statements of Operations for the years ended
          December 31, 1996, 1995 and 1994  . . . . . . . . . . . .   F-4

          Consolidated Statements of Changes in Stockholders'
          Equity (Deficit) for the years ended December 31, 1996,
          1995 and 1994 . . . . . . . . . . . . . . . . . . . . . .   F-5

          Consolidated Statement of Cash Flow for the years ended
          December 31, 1996, 1995, and 1994 . . . . . . . . . . . .   F-6

          Notes to Consolidated Financial Statements  . . . . . . .   F-7

                             INDEPENDENT AUDITORS' REPORT

                             BERRY, DUNN, MCNEIL & PARKER

          Gulf Exploration Consultants, Inc.

          We have audited the accompanying consolidated balance sheets of Gulf Exploration Consultants, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the years in the three year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gulf Exploration Consultants, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1996, in conformity with generally accepted accounting principles.

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

          /s/ Berry, Dunn, McNeil & Parker

          Manchester, New Hampshire
          July 1, 1997

                  GULF EXPLORATION CONSULTANTS, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS

                              DECEMBER 31, 1996 AND 1995

                                               1996               1995
                                            -----------        ----------
                    ASSETS
                    ------

           CURRENT ASSETS:
            Cash and cash                   $     5,789         $    4,973
              equivalents
            Certificate of Deposit                    -              5,452
            Accounts receivable                       -             27,111
                                            -----------         ----------

                 Total Current Assets             5,789             37,536
                                            -----------         ----------

           EQUIPMENT, at cost                         -             80,242
            Less - Accumulated                        -             31,840
              depreciation                  -----------         ----------
            Net Equipment                             -             48,402
                                            -----------         ----------
                                            $     5,789         $   85,938
                                            ===========         ==========

           LIABILITIES AND STOCKHOLDERS' DEFICIT
           -------------------------------------

           CURRENT LIABILITIES:
            Accounts payable                $    10,530         $  114,304
            Accrued expenses                     75,514             34,655
            Deferred income                           -             36,347
            Due to affiliate                          -            365,666
            Current portion of                        -              5,930
              capital lease
              obligations
            Notes payable -                      35,866            200,000
              related party
            Advances from                             -             46,900
              potential stockholder      --------------         ----------

                 Total Current                  121,910            803,802
                   Liabilities           --------------         ----------

           COMMITMENTS AND CONTINGENCIES (Note 5)

           STOCKHOLDERS' DEFICIT
            Common Stock, $0.01                  19,911            999,990
              par value, 10,000,000
              and 100,000,000 shares
              authorized, 1,991,092
              and 99,999,000 shares
              issued and outstanding
              as of December 31,
              1996 and December 31,
              1995 respectively
            Additional paid-in                7,629,868          6,449,789
              capital
            Accumulated deficit              (7,765,900)        (8,148,814)
            Accumulated                               -            (18,829)
              translation loss              -----------        -----------

                 Total Stockholders'           (116,121)          (717,864)
                   Deficit                  -----------        -----------
                                             $    5,789        $    85,938
                                            ===========        ===========

                The accompanying notes are an integral part of these
                               financial statements

                  GULF EXPLORATION CONSULTANTS, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF OPERATIONS

                    YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994



                                         1996          1995          1994
                                         ----          ----          ----

           REVENUES
            Subscription income      $        -   $   60,504    $    1,992
            Royalty income                3,183            -             -
            Gas and oil sales                 -            -         6,053
            Other income                      -        3,530             -
                                     ----------    ---------    ----------
                                          3,183       64,034         8,045
                                     ----------    ---------    ----------

           OPERATING EXPENSES
            Oil and gas production            -            -         4,967
              costs
            Technical, general,         108,530      700,672       110,588
              and administrative
            Depreciation and                  -       76,378             -
              amortization           ----------    ---------    ----------
                                        108,530      777,050       115,555
                                     ----------    ---------    ----------


                  LOSS FROM            (105,347)    (713,016)     (107,510)
                  OPERATIONS         ----------    ---------    ----------



           OTHER INCOME (EXPENSE)
            Interest income                 101          322           948
            Interest expense             (1,047)           -             -
            Gain on disposition of      479,837            -             -
              subsidiary
            Refund of state filing        9,370            -             -
              fees                   ----------    ---------    ----------

                  OTHER INCOME,         488,261          322           948
                    NET              ----------    ---------    ----------

                  INCOME (LOSS)         382,914     (712,694)     (106,562)
                    BEFORE INCOME
                    TAX PROVISION

            Income tax provision              -            -             -
                                     ----------   ----------    ----------
            NET INCOME (LOSS)        $  382,914   $ (712,694)   $ (106,562)
                                     ==========   ==========    ==========

            NET INCOME (LOSS) PER    $     0.20   $    (0.01)   $     0.00
              COMMON SHARE           ==========   ==========    ==========


                     The accompanying notes are an integral part
                            of these financial statements

                  GULF EXPLORATION CONSULTANTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
                                   EQUITY (DEFICIT)

                    YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994



                                                    Common Stock
                                                    -------------

                                              Shares                Amount
                                              ------                ------

        BALANCE, DECEMBER 31, 1993          62,056,731           $  620,567

          Stock issuance for                37,942,269              379,423
            acquisition

          Net loss                                   -                    -
                                           -----------           ----------

        BALANCE, DECEMBER 31, 1994          99,999,000              999,990

          Accumulated translation                    -                    -
            loss

          Net loss                                   -                    -
                                           -----------           ----------

        BALANCE, DECEMBER 31, 1995          99,999,000              999,990

          Reverse stock split,             (97,999,020)            (979,990)
            1:50 June 17, 1996

          Common stock retirement             (128,927)              (1,290)
            February 21, 1996

          Common stock issuance                876,080                8,761
            June 17, 1996

          Common Stock retirement             (756,041)              (7,560)
            June 17, 1996

          Accumulated translation                    -                    -
            gain

          Net Income                                 -                    -
                                           -----------            ---------

        BALANCE, DECEMBER 31, 1996           1,991,092            $  19,911
                                           ===========            =========



                                                Additional
                                                 Paid-in        Accumulated
                                                 Capital          Deficit
                                               ----------       -----------

        BALANCE, DECEMBER 31, 1993            $ 6,783,482       $(7,329,558)

          Stock issuance for acquisition         (333,693)                -

          Net loss                                      -          (106,562)
                                              -----------       -----------

        BALANCE, DECEMBER 31, 1994              6,449,789        (7,436,120)

          Accumulated translation loss                  -                 -

          Net loss                                      -          (712,694)
                                              -----------       -----------

        BALANCE, DECEMBER 31, 1995              6,449,789        (8,148,814)

          Reverse stock split, 1:50               979,990                 -
            June 17, 1996

          Common stock retirement                   1,290                 -
            February 21, 1996

          Common stock issuance                   191,239                 -
            June 17, 1996

          Common Stock retirement                   7,560                 -
            June 17, 1996

          Accumulated translation gain                  -                 -

          Net Income                                    -           382,914
                                              -----------       -----------

        BALANCE, DECEMBER 31, 1996            $ 7,629,868       $(7,765,900)
                                              ===========       ===========


                                               Accumulated          Total
                                               Translation      Stockholders'
                                                   Gain            Equity
                                                  (Loss)          (Deficit)
                                               -----------      ------------
        BALANCE, DECEMBER 31, 1993               $      -        $   74,491

          Stock issuance for acquisition                -            45,730

          Net loss                                      -          (106,562)
                                                 --------        ----------

        BALANCE, DECEMBER 31, 1994                      -            13,659

          Accumulated translation loss            (18,829)          (18,829)

          Net loss                                      -          (712,694)
                                                 --------        ----------

        BALANCE, DECEMBER 31, 1995                (18,829)         (717,864)

          Reverse stock split, 1:50 June                -                 -
            17, 1996

          Common stock retirement February              -                 -
            21, 1996

          Common stock issuance June 17,                -           200,000
            1996

          Common Stock retirement June 17,              -                 -
            1996

          Accumulated translation gain             18,829            18,829

          Net Income                                    -           382,914
                                                 --------        ----------

        BALANCE, DECEMBER 31, 1996               $      -        $ (116,121)
                                                 ========        ==========



                     The accompanying notes are an integral part
                            of these financial statements

                  GULF EXPLORATION CONSULTANTS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                    YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994


                                              1996         1995         1994
                                              ----         ----         ----

     CASH FLOWS FROM OPERATING ACTIVITIES:

       Net income (loss)                   $ 382,914    $(712,694)    $(106,562)

       Adjustments to reconcile net
        income (loss) to net cash
        provided (used) by operating
        activities

        Depreciation and amortization              -       76,378             -

        Adjustment on disposal of           (436,412)           -             -
          subsidiary

        Decrease in deferred expenses              -       72,961             -

        Accumulated translation loss               -      (18,829)            -

        (Increase) decrease in

          Accounts receivable and other            -       (8,429)            -

          Receivables from related                 -        4,935             -
            parties

          Prepaid expenses                         -       13,636             -

        Increase (decrease) in

          Accounts payable                   (28,403)      28,589        (1,085)

          Accrued expenses                    41,399      (22,915)       27,570

          Payables to related parties              -      298,704       (10,000)

          Deferred income                          -       28,155             -

          Other                                    -      240,087             -
                                           ---------    ---------     ---------

       NET CASH PROVIDED (USED) BY           (40,502)         578       (90,077)
         OPERATING ACTIVITIES              ---------    ---------     ---------


     CASH FLOWS FROM INVESTING ACTIVITIES

       Cash from purchased subsidiary              -            -         5,172

       Purchase of equipment                       -       (9,424)            -

       Proceeds from sale of property,             -            -        12,000
         plant, and equipment              ---------    ---------     ---------


       NET CASH PROVIDED (USED) BY                 -       (9,424)       17,172
         INVESTING ACTIVITIES              ---------    ---------     ---------


     CASH FLOWS FROM FINANCING ACTIVITIES

       Payments on capital lease                   -       (7,315)            -
         obligations

       Loan from affiliate                    35,866            -             -
                                           ---------    ---------     ---------

            NET CASH FLOWS PROVIDED           35,866       (7,315)            -
              (USED) BY FINANCING          ---------    ---------     ---------
              ACTIVITIES

            NET DECREASE IN CASH AND          (4,636)     (16,161)      (72,905)
              CASH EQUIVALENTS

     CASH AND CASH EQUIVALENTS, BEGINNING     10,425       26,586        99,491
       OF YEAR                             ---------    ---------     ---------

     CASH AND CASH EQUIVALENTS, END OF     $   5,789    $  10,425     $  26,586
       YEAR                                =========    =========     =========


                     The accompanying notes are an integral part
                            of these financial statements

     GULF EXPLORATION CONSULTANTS, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     DECEMBER 31, 1996 AND 1995


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

     On December 16, 1994, the Company acquired all the outstanding stock of Emerging Money, PLC (Emerging Money), an Irish corporation which was a development stage enterprise. With this acquisition, the Company ceased its involvement in the oil and gas business and was involved in the provision of a subscription-based English language information service specializing in providing background analysis of the world's emerging capital market. In 1994, Emerging Money's activities were focused on the Russian market and conducted its activities through a joint venture (Russiamoney Limited), 50% owned, and whose financial activities are consolidated with Emerging Money. This acquisition is accounted for under the purchase method of accounting. Due to the immateriality of the activity between December 16, 1994 and December 31, 1994, Emerging Money's operations for this period are not reflected in the consolidated financial statements, however, the acquisition has been reflected as of December 31, 1994 (See Note 6). Proforma disclosures are not deemed necessary due to the subsidiary being a development stage enterprise.

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

        Management's current plans are to acquire an operating corporate entity. However, no assurance can be given that these strategies will be effected, or, if effected, that the terms will be favorable or non-dilutive to the stockholders of the Company.

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

     2. AGREEMENTS TO DISPOSE OF EMERGING MONEY
        ---------------------------------------

        The Company entered into agreements which transferred 100% of the Company's interest in Emerging Money to creditors of the Company, effective December 1, 1995. In exchange for the transfer, the Company's creditors have agreed to discharge their debt. Stockholder approval for this transaction was received on June 17, 1996.

     3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        ------------------------------------------

        CONSOLIDATION
        -------------

        All subsidiaries of Gulf are 100% owned and accordingly are consolidated with Gulf and all intercompany activity has been eliminated. The result of Emerging Money's joint venture investment is

     GULF EXPLORATION CONSULTANTS, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     DECEMBER 31, 1996 AND 1995


        consolidated with Emerging Money's activity, through November 30, 1995, due to the control it exercises over the joint venture. Since the joint venture had a loss and negative net worth as of December 31, 1995, no value is attributed to the minority interest.

        USE OF ESTIMATES
        ----------------

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

        INCOME TAXES
        ------------

        Deferred income taxes are provided for the expected tax effects of differences between the financial statement and tax bases of assets and liabilities.

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

        TRANSLATION OF FOREIGN CURRENCIES
        ---------------------------------

        Assets and liabilities recorded in functional currencies other than U.S. dollars are translated into U.S. dollars at the year-end rate of exchange. Revenue and expenses are translated at the weighted average exchange rates for the year. The resulting translation adjustments are charged or credited directly to a separate component of stockholders' equity. Gains or losses from foreign currency transactions, such as those resulting from the settlement of receivables or payables denominated in foreign currency, are included in the earnings of the current period.

        NET INCOME (LOSS) PER COMMON SHARE
        ----------------------------------

        Net income (loss) per common share is based on the weighted average number of common shares outstanding during each year. The weighted average number of common shares outstanding for 1996 was 1,953,956 and 99,999,000, for 1995 and 1994.

     4. INCOME TAXES
        ------------

        The Company has a deferred tax asset which is attributable primarily to net operating loss carryforwards. Since, at this time, it is more probable than not that the deferred tax asset will not be realized, a valuation allowance for the entire amount has been recorded.

        The net operating loss carryforwards available to the Company as of December 31, 1996 are limited to their use due to change in ownership of the Company and the Company having future profits.

     GULF EXPLORATION CONSULTANTS, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     DECEMBER 31, 1996 AND 1995


        No tax provision is being provided because the net income per books arose from income of a foreign subsidiary which is not subject to United States taxation. Without that gain of $479,837, the Company would have had a loss of $96,923.

     5. COMMITMENTS AND CONTINGENCIES
        -----------------------------

        The Company is currently under audit by the Internal Revenue Service
        (IRS) for the filing of its federal income tax return for year ended December 31, 1991. The IRS has not assessed any notice of deficiency, however, no assurances can be made that such assessment will not be made. Management believes the possibility of additional tax liability to be unlikely.

     6. BUSINESS COMBINATION
        --------------------

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

     7. DUE TO AFFILIATE
        ----------------

        The amounts due to affiliate is due MINMET, PLC which owns 15% and 52.7% of the Company as of December 31, 1996 and 1995, respectively. No interest is due on these amounts.

     8. OTHER LIABILITIES
        -----------------

        A party to the agreement, as discussed in Note 2, has advanced $46,900 to allow the Company to pay some of its liabilities.

     GULF EXPLORATION CONSULTANTS, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     DECEMBER 31, 1996 AND 1995


     9. NOTES PAYABLE - RELATED PARTIES
        -------------------------------

        The following notes payable were outstanding as of December 31:


                                       1996            1995
                                       ----            ----
       Note payable -
       stockholder, unsecured,
       payable with interest at
       7%.  The note was due
       July 1, 1997 and is being
       extended                     $  25,866      $       -

       Note payable -
       stockholder, unsecured,
       payable with interest at
       7%.  The note was due
       July 1, 1997 and is being
       extended                        10,000              -

       Notes payable, unsecured
       and non-interest-bearing,
       converted to common stock                     200,000
       June 17, 1996                ---------      ---------

                                    $  35,866      $ 200,000
                                    =========      =========

     10.  TRANSACTIONS WITH RELATED PARTIES
          ---------------------------------

          The Company maintains two offices, one in Dublin, Ireland and one in Jacksonville, Florida. These two offices are owned by shareholders, whereby rental arrangements exist in that no rent expense is incurred by the Company. One shareholder acts on behalf of the Company in the form of providing accounting services. Fees expensed for the year ended December 31, 1996 were $5,000. These expenses are incurred on an as-needed basis, thus there are no fixed fees to accrue.

     11.  CASH FLOW INFORMATION
          ---------------------

          Cash paid for interest and income taxes was as follows:

                                     1996      1995     1994
                                     ----      ----     ----
          Interest                 $1,047     $  -     $  -
          Income taxes                  -        -        -

          Supplemental information on non-cash
          activities is as follows:

          The following non-cash transactions occurred during the year ended December 31, 1996:

          Notes payable to       $200,000
            common stock
          Retirement of stock    $  8,850
          Reverse stock split,   $977,990
            1:50

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

          10.1 Agreement between the Company and Minmet plc relating to the purchase by the Company of Emerging Money plc dated December 16, 1994 (Reference is made to Exhibit 1 to Report on Form 8-K filed by the Company for an event of December 16, 1994).

          10.2 Agreement between the Company and Robert R. Hillery relating to the sale to Hillery of all the outstanding shares of Dornoch Inc. and GEC Texas Inc. in exchange for the cancellation of 6,446,375 shares of Common Stock held beneficially by Hillery in the Company. (Reference is made to Exhibit 10.3 to Report on Form 10-K for the fiscal year ended December 31, 1995).

          10.3 Subscription Agreement and Option, dated December 1995 among the Company, Minmet plc, Micron Ltd and Emerging Money Plc; (Reference is made to Exhibit 99.1 to Report on Form 8-K for an event of December 22, 1995).

          10.4 Letter Agreement dated December 22, 1995, among the Company, Minmet plc, (Osprey Investments, Inc. (formerly DRM&S Inc.) and Dennis Mensch (Reference is made to
                Exhibit 99.2 to Report on Form 8-K for an event of December 22, 1995).

          10.5* Letter Agreement, dated July 10, 1996, between the Company and Osprey Investments, Inc.

          10.6* Letter Agreement, dated July 10, 1996, between the Company and Dennis Mensch.

          21 Subsidiaries. At December 31, 1996, the Company did not have any active subsidiaries.

          27*   Financial Data Schedule.

               *       Filed herewith