Form 10-Q
period 1997-03-31
GULF EXPLORATION CONSULTANTS INC
filed 1997-08-13
CIK 824088

SECURITIES AND EXCHANGE
                               -----------------------

                                      COMMISSION
                                      ----------

                                WASHINGTON, D.C. 20549
                                ----------------------


                                      FORM 10-Q
                                      ---------
               [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997.

                - Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition
                    period from       to
                                -----    -----



               Commission File No. 0-17246

                          GULF EXPLORATION CONSULTANTS, INC.
                (Exact name of registrant as specified in its charter)

                        DELAWARE                         76-0293525
                        --------                         ----------
               (State or other jurisdiction of         (IRS Employer
               incorporation or organization)          identification No.)

          One Independent Drive,  Suite 2201, Jacksonville, Florida 32202

          Registrant's telephone number including area code:  (904) 745-6981

               Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


               YES   X      NO
                  -------     --------

               The number of shares of common stock outstanding as of May 31, 1997 was 1,991,092.

                  GULF EXPLORATION CONSULTANTS INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS



                                            March 31     December 31
                                            --------     -----------
                                              1997           1996
                                              ----           ----
                      ASSETS              (unaudited)     (audited)
                      ------

          CURRENT ASSETS:
            Cash and cash equivalents       $  2,880       $  5,019
            Accounts receivable                    -              -
                                            --------       --------
               Total Current Assets            2,880         37,536
                                            --------       --------


          PROPERTY, PLANT AND EQUIPMENT, at cost
            Equipment,                             -              -

            Less-Accumulated depreciation          -              -
                                            --------       --------
                                                   -              -
                                            --------       --------


                                            $  2,880       $  5,019
                                            ========       ========


                The accompanying notes are an integral part
                      of these financial statements

               GULF EXPLORATION CONSULTANTS INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS



                                             March 31     December 31
                                             --------     -----------
                                               1997          1996
                                               ----          ----
                                           (unaudited)     (audited)


            LIABILITIES AND STOCKHOLDERS' DEFICIT
            -------------------------------------

          CURRENT LIABILITIES
            Accounts payable               $  12,646      $  10,530
            Accrued expenses                  22,500         22,500
            Other                             35,866         35,866
                                           ---------      ---------

               Total current liabilities      71,012         68,896
                                           ---------      ---------


          STOCKHOLDERS' DEFICIT

            Common Stock, $0.01 par
            value, 10,000,000 shares
            authorized, 1,991,092 shares
            issued and outstanding as
            of March 31, 1997 and
            December 31, 1996
            respectively                      19,911         19,911
            Additional paid-in capital     7,629,868      7,629,686
            Retained deficit              (7,717,911)    (7,713,656)
                                           ---------      ---------
                                             (68,132)       (63,877)
                                           ---------      ---------


                                           $   2,880      $   5,019
                                           =========      =========



                   The accompanying notes are an integral part
                         of these financial statements

                  GULF EXPLORATION CONSULTANTS INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENT OF OPERATIONS


                                               March 31      March 31
                                               --------      --------
                                                 1997          1996
                                                 ----          ----
                                             (unaudited)    (unaudited)

          OPERATING REVENUES:
            Other income                      $      -       $  9,370
                                              --------       --------
          OPERATING EXPENSES:
            Technical, general and              (4,255)       (17,872)
              administrative                  --------       --------

          INCOME (LOSS) FROM OPERATIONS         (4,255)        (8,502)
                                              --------       --------

          OTHER INCOME EXPENSE
            Interest income                          -              8
                                              --------       --------

          PROFIT (LOSS) BEFORE INCOME TAX       (4,255)        (8,494)

          INCOME TAX PROVISION                       -              -
                                              --------       --------

          NET PROFIT (LOSS) TO COMMON
          STOCKHOLDERS                        $ (4,255)      $ (8,494)
                                              ========       ========

          PROFIT (LOSS) PER COMMON SHARE      $  (0.00)      $  (0.00)
                                              ========       ========


         The accompanying notes are an integral part of these consolidated financial statements

                  GULF EXPLORATION CONSULTANTS INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENT OF CASH FLOWS


                                                 Three months ended
                                                 ------------------
                                               March 31     December 31
                                               --------     -----------
                                                 1997           1996
                                                 ----           ----
                                             (unaudited)     (audited)

          CASH FLOWS FROM OPERATING
          ACTIVITIES:
            Net profit loss                   $ (4,255)     $ 435,158
            Adjustments to reconcile net
             loss to net cash used in
             operating activities
               Adjustment on disposal of
                subsidiary                           -       (436,412)
               Increase (decrease) in
                 Accounts payable &
                 accrued expenses                2,116        (40,018)
                                              --------       --------
            Net cash flows used in
             operating activities               (2,139)       (41,272)
                                              --------       --------

          FINANCING ACTIVITIES
            Loan from affiliate                      -         35,866
                                              --------       --------
            Net cash flows provided by
             financing activities                    -         35,866
                                              --------       --------

          INCREASE (DECREASE) IN CASH
          AND CASH EQUIVALENTS                  (2,139)        (5,406)

          CASH AND CASH EQUIVALENTS,
           beginning of period                   5,019         10,425
                                              --------       --------

          CASH AND CASH EQUIVALENTS,
           end of period                      $  2,880       $  5,019
                                              ========       ========


          The accompanying notes are an integral part of these consolidated financial statements

                 GULF EXPLORATION CONSULTANTS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          (1)  GENERAL
               -------

               The financial statements of Gulf Exploration Consultants, Inc. (Gulf) and subsidiaries (collectively "the Company") for the three month period ended March 31, 1997, are unaudited but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the results for such periods. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto contained in the Annual Report included in the Form 10-K for the year ended December 31, 1996.

               GOING CONCERN ASSUMPTION
               ------------------------

               The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

               CHANGE OF MANAGEMENT
               --------------------

               On July 10, 1996, the Company accepted the resignation of L. George Rieger as President and Chairman of the Board of Directors of the Company. Daniel Murphy was appointed as Director and President of the Company to fill the vacancy created by Mr. Rieger s resignation. Mr Murphy is a financial consultant.

               MERGER TRANSACTION
               ------------------

               The Company is presently a "shell" corporation with no active business activities other than seeking the acquisition of an operating business or business opportunity. Management has been negotiating with International Form Corporation, a Florida corporation ("IFC") with respect to a possible merger transaction. IFC is engaged in the design, manufacture and sale of high technology concrete forming systems to serve the domestic and international residential housing and commercial high rise construction markets. Any transaction with IFC would be subject to the execution of a definitive agreement containing customary representations, covenants and closing conditions, approval of the Company's stockholders at a meeting to be called after filing with and clearance of requisite proxy materials by the Securities and Exchange Commission and the satisfaction of customary closing conditions.

          (2)  LOSS PER COMMON SHARE
               ---------------------

               Loss per common share is based on the weighted average number of common shares outstanding during each period. The average number of common shares outstanding for the three month periods ended March 31, 1997 and 1996 was 1,991,092 and 93,552,625 common shares, respectively.

               Loss per common share - assuming full dilution is based on the weighted average number of common shares outstanding during each period plus the additional common shares outstanding from the assumption that the Company's serial preferred stock was converted to common stock. The average number of shares used to compute the fully diluted loss per share was 1,991,092 and 93,552,625 shares for the three month periods ended March 31, 1997 and 1996, respectively.

               Common stock equivalents are antidilutive and are not considered in the calculations of loss per share.

          (3)  Common Stock Reverse Split
               --------------------------

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


          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    -------------------------------------------------
                    CONDITION AND RESULTS OF OPERATIONS
                    -----------------------------------

               RESULTS OF OPERATIONS

               Three months ended March 31, 1997.

               The Company had a net loss of $4,255 for the quarter ending March 31, 1997. As the Company had no revenue this loss was due to stock transfer charges and professional fees incurred during the period.

               LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN ASSUMPTIONS
               ----------------------------------------------------------

               The Company presently has no operations or business activity other than maintaining its corporate status. Management, however, is seeking new business opportunities for the Company, see Note (1) of Notes to Consolidated Financial Statements.

          PART II:  OTHER INFORMATION


          ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
                    --------------------------------

                    None

                                  SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          GULF EXPLORATION CONSULTANTS, INC.


          Date:  August 11, 1997          /S/ Daniel Murphy
                 -----------------        ----------------------------
                                          Daniel Murphy
                                          President




                                          /S/ Michael H. Nolan
                                          ----------------------------
                                          Michael H. Nolan
                                          Chief Financial Officer

                                EXHIBIT INDEX


          Exhibit           Description
          -------           -----------

            27              Financial Data Schedule